Form 10QSB
period 2004-06-30
FLINT RIVER BANCSHARES INC
filed 2004-08-23
CIK 1264756

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
          For the quarterly period ended  June 30, 2004
                                          -------------

[_]  Transition report under Section 13 or 15 (d) of the Exchange Act
          For the transition period from         to
                                          -----

Commission file number  333-109524
                        ----------

                          FLINT RIVER BANCSHARES, INC.
                          ----------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

 GEORGIA                                            30-0205366
----------------------------                       ------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                    Identification No.)

                                260 HWY 19, NORTH
                             CAMILLA, GEORGIA 31730
                             ----------------------
                    (Address of Principal Executive Offices)

                                 (229) 336-5666
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
    -------       --------



                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value, 1
                                                  ----------------------------
share outstanding at June 30, 2004.
-----------------------------------


Transitional Small Business Disclosure Format (check one):

Yes            No    X
    -------       --------

                          Flint River Bancshares, Inc.

                                      INDEX

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS PAGE                                                 PAGE

The following financial statements are provided for Flint River Bancshares, Inc.

         Balance Sheets (unaudited) - June 30, 2004 and
         December 31, 2003.                                                           2

         Statements of Loss (unaudited) - For the Three and Six Months
         Ended June 30, 2004 and from Inception (December 2, 2002)
         to June 30, 2004.                                                            3

         Statements of Cash Flows (unaudited) - For the Six Months
         Ended June 30, 2004 and from Inception (December 02, 2002)
         to June 30, 2004.                                                            4

         Statement of Changes in Shareholder's Equity (unaudited) - For the Six
         Months Ended June 30, 2004 and from Inception (December 02, 2002)
         to June 30, 2004.                                                            5

         Notes to Consolidated Financial Statements (unaudited)                       6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Plan of Operation                                                            8

ITEM 3.  Controls and Procedures                                                     11

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                                           12

Item 2.  Changes in Securities and Small Business Issuer Purchases of
         Equity Securities                                                           12

Item 3.  Defaults Upon Senior Securities                                             12

Item 4.  Submission of Matters to a Vote of Security Holders                         12

Item 5.  Other Information                                                           12

Item 6.  Exhibits and Reports on Form 8-K                                            12

The financial statements furnished have not been examined by independent Certified Public Accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the six-month period ended June 30, 2004 and from the date of inception of December 2, 2002 through June 30, 2004.

The results of operations for the six-month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

            FLINT RIVER BANCSHARES, INC. (A DEVELOPMENT STAGE ENTERPRISE)
                                   BALANCE SHEETS
                      AS OF JUNE 30, 2004 AND DECEMBER 31, 2003
                                     (UNAUDITED)
===========================================================================================

                                                      As of June 30,    As of December 31,
                                                           2004                2003
                                                     ----------------  --------------------
ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents - unrestricted         $             -   $               550
    Prepaid insurance                                          6,068                     -
    Stock subscription receivable                                 10                    10
                                                     ----------------  --------------------

      TOTAL CURRENT ASSETS                                     6,078                   560
                                                     ----------------  --------------------

  OTHER ASSETS:
    Building - construction in process                       752,556                     -
    Computer software                                         60,000                     -
    Equipment                                                  4,492                 3,362
    Furniture and fixtures                                     1,047                 1,047
    Land - option                                             60,000                60,000
    Deposit                                                    5,000                 5,000
                                                     ----------------  --------------------
      TOTAL OTHER ASSETS                                     883,095                69,409
                                                     ----------------  --------------------
        TOTAL ASSETS                                 $       889,173   $            69,969
                                                     ================  ====================
LIABILITIES AND SHAREHOLDERS' DEFICIT
  LIABILITIES:
    Bank overdraft                                   $           348   $                 -
    Short -term borrowings                                    94,000               392,000
    Payroll tax libilities                                     8,377                 1,894
    Accrued interest payable                                     718                   718
    Accrued rent                                               4,800                 4,800
    Long-term borrowings                                   1,372,193                     -
                                                     ----------------  --------------------
      TOTAL  LIABILITIES                                   1,480,436               399,412
                                                     ----------------  --------------------
  COMMITMENTS AND CONTINGENCIES
  SHAREHOLDERS' DEFICIT:
    Common stock                                                   1                     1
    Paid in capital surplus                                        9                     9
    Deficit accumulated during development stage            (591,273)             (329,453)
                                                     ----------------  --------------------
      TOTAL SHAREHOLDERS' DEFICIT                           (591,263)             (329,443)
                                                     ----------------  --------------------

        TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT  $       889,173   $            69,969
                                                     ================  ====================

                       FLINT RIVER BANCSHARES, INC. (A DEVELOPMENT STAGE ENTERPRISE)
                                            STATEMENTS OF LOSS
                                               (UNAUDITED)
============================================================================================================

                                         For the three-month       For the six-month
                                        period ended June 30,    period ended June 30,        Inception
                                       -----------------------  -----------------------  (December 2, 2002)
                                                2004                     2004             to June 30, 2004
                                       -----------------------  -----------------------  -------------------

REVENUES                               $                5,100   $                5,950   $            5,950
                                       -----------------------  -----------------------  -------------------
EXPENSES:
  Advertising                                           7,047                    9,513               11,698
  Equipment rental                                        820                    1,982                1,982
  Insurance                                             7,520                   12,901               14,421
  Interest Expense                                      7,749                    7,749               13,833
  Licenses, applications, and permits                   3,800                    8,830               33,830
  Miscellaneous                                         1,939                    2,241                8,743
  Moving expenses                                       4,170                    4,170                6,570
  Office supplies                                       2,906                    3,315               13,443
  Payroll taxes                                         8,261                    6,726               15,363
  Printing and reproduction                             6,552                    7,421                7,738
  Professional development                                121                      666               13,919
  Professional fees                                     3,690                   10,376              135,606
  Rent                                                  8,140                   12,400               22,000
  Salaries                                             59,804                  108,965              213,740
  Stock sale expenses                                  53,386                   60,886               60,886
  Travel                                                2,902                    5,106               12,710
  Utilities                                             3,030                    4,523               10,741
                                       -----------------------  -----------------------  -------------------
    TOTAL EXPENSES                                    181,837                  267,770              597,223
                                       -----------------------  -----------------------  -------------------
NET LOSS                                             (176,737)                (261,820)            (591,273)
BEGINNING ACCUMULATED DEFICIT                        (414,536)                (329,453)                   -
                                       -----------------------  -----------------------  -------------------
ENDING ACCUMULATED DEFICIT             $             (591,273)  $             (591,273)  $         (591,273)
                                       =======================  =======================  ===================

                      FLINT RIVER BANCSHARES, INC. (A DEVELOPMENT STAGE ENTERPRISE)
                                       STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)
=====================================================================================================

                                                            For the six-month          Inception
                                                          period ended June 30,   (December 2, 2002)
                                                                  2004             to June 30, 2004
                                                         -----------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $             (261,820)  $         (591,273)
  Adjustments to reconcile net loss to net cash used in
    operating activities-
    Change in accrued liabilities and other liabilities                     415                7,827
                                                         -----------------------  -------------------
      Net cash used in operating activities                            (261,405)            (583,446)
                                                         -----------------------  -------------------

CASH FLOWS USED IN INVESTING ACTIVITIES -
  Capital expenditures                                                 (813,686)            (878,095)
                                                         -----------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES-
  Bank overdraft                                                            348                  348
  Refundable deposit                                                          -               (5,000)
  Proceeds from issuance from short term debt                           147,000              539,000
  Principal payments on short term debt                                (445,000)            (445,000)
  Proceeds from issuance of long term debt                            1,372,193            1,372,193
                                                         -----------------------  -------------------
      Net cash provided by financing activities                       1,074,541            1,461,541
                                                         -----------------------  -------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  (550)                   -

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                550                    -
                                                         -----------------------  -------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                   $                    -   $                -
                                                         =======================  ===================

                 FLINT RIVER BANCSHARES, INC. (A DEVELOPMENT STAGE ENTERPRISE)
                         STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                         (UNAUDITED)
============================================================================================

                                                                   Deficit
                                                Additional       accumulated
                                       Common     Paid-in          during
                                        Stock     Capital     development stage     Total
                                       -------  -----------  -------------------  ----------
AT INCEPTION (DECEMBER 2, 2002)        $     -  $         -  $                -   $       -
                                                                                  ----------
Comprehensive loss:
  Net loss                                   -            -            (591,273)   (591,273)
                                                                                  ----------
    Total comprehensive loss                                                       (591,273)
                                                                                  ----------
  Common stock issued                        1            9                   -          10
  Sale of common stock subscriptions         -            -                   -           -
                                       -------  -----------  -------------------  ----------
BALANCE, JUNE 30, 2004                 $     1  $         9  $         (591,273)  $(591,263)
                                       =======  ===========  ===================  ==========

BALANCE, DECEMBER 31, 2003             $     -  $         -  $         (329,453)  $(329,453)
                                                                                  ----------
Comprehensive loss:
  Net loss                                   -            -            (261,820)   (261,820)
                                                                                  ----------
    Total comprehensive loss                                                       (261,820)
                                                                                  ----------
  Common stock issued                        1            9                   -          10
  Sale of common stock subscriptions         -            -                   -           -
                                       -------  -----------  -------------------  ----------
BALANCE, JUNE 30, 2004                 $     1  $         9  $         (591,273)  $(591,263)
                                       =======  ===========  ===================  ==========

          FLINT RIVER BANCHSARES, INC. (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
================================================================================

(1)  BASIS  OF  PRESENTATION

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These statements should be read in conjunction with the financial statements and footnotes thereto included in the prospectus dated April 14, 2004.

(2)  SUMMARY OF ORGANIZATION

     Flint River Bancshares, Inc., Camilla, Georgia (the "Company") is a proposed one-bank holding company with respect to, Flint River National Bank (In Organization), Camilla, Georgia (the "Bank"). The Company obtained preliminary approvals from the Office of the Comptroller of the Currency (the "OCC") to charter the Bank and from the Federal Deposit Insurance Corporation (the "FDIC") to insure deposits up to $100,000 per depositor. An approval to become a one-bank holding company was obtained from the Federal Reserve Bank of Atlanta.

     The Company's articles of incorporation authorize its Board of Directors, without further action by the shareholders, to issue up to 10.0 million shares of its $1.00 par value per share common stock ("Common Stock"). Each share entitles its owners to one vote and shareholders have no preemptive, cumulative voting or conversion rights. As of June 30, 2004, one share of the Company's Common Stock was issued and outstanding.

     The Company's articles of incorporation also authorize its Board of Directors to issue up to 2.0 million shares of its zero par value per share preferred stock ("Preferred Stock"). The Company's Board of Directors may, without further action by the shareholders, direct the issuance of Preferred Stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of Common Stock. As of June 30, 2004, no shares of the Company's Preferred Stock were issued or outstanding.

     The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "SEC") offering for sale a minimum of 510,000 and maximum of 1,000,000 shares of its $1.00 par value Common Stock (the "Offering"). The sales price for each share of Common Stock is $10.00. All subscription proceeds will be held by an Escrow Agent pending acceptance of the subscriptions, completion of the Offering, and the receipt of preliminary approvals from the various banking regulators. The Company subscribed 630,000 shares during the offering which closed in mid June, 2004 and all preliminary regulatory approvals have been obtained. The Company will capitalize the Bank and anticipates commencing bank operations on

          FLINT RIVER BANCHSARES, INC. (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
================================================================================

     September 3, 2004. The pre-opening examination is currently in process. The Offering was declared effective by the SEC on April 14, 2004.

     The Company is a development stage enterprise as defined by the Financial Accounting Standards Board Statement No. 7, "Accounting and Reporting by Development Stage Enterprises," as it devotes substantially all its efforts to establishing a new business, its planned principal operations have not commenced and there has been no significant revenue from the planned principal operations.


(3)  NEW  AND  PENDING  PRONOUNCEMENTS

     There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                          FLINT RIVER BANCSHARES, INC.
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF
                                    OPERATION
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
================================================================================

     The following discussion and analysis provides information which the Company believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and accompanying notes appearing in this report.


OVERVIEW

     Flint River Bancshares, Inc. (the "Company") was incorporated on December 2, 2002 to serve as a holding company for Flint River National Bank (in organization), Camilla, Georgia (the "Bank"). The Company is still in a development stage and will remain in that stage until the Bank opens for business. Since its inception, the Company's main focus has been centered on activities relating to the organization of the Company and the Bank, conducting the Company's initial public offering, applying to the Office of the Comptroller of the Currency (the "OCC") for a bank charter, applying to the Federal Deposit Insurance Corporation (the "FDIC") for deposit insurance, conducting the sale of the Company's common stock, interviewing and hiring personnel, and identifying the location from which the Company and its subsidiary Bank will operate.

     The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "SEC") which Registration Statement became effective April 14, 2004. Pursuant to the Registration Statement, a minimum of 510,000 shares of the Company's common stock, $1.00 par value per share (the "Common Stock"), and a maximum of 1,000,000 shares of Common Stock were registered for sale at an offering price of $10.00 per share. As of August 16, 2004, subscriptions for 630,000 shares of the Company's common stock have been received.


FINANCIAL RESULTS

     From the date of inception of December 2, 2002 to June 30, 2003, the Company had no significant operations. Accordingly, comparison of performance between June 30, 2004 and June 30, 2003 would provide no meaningful information. Thus, we will only discuss the financial results for the three and six-month periods ended June 30, 2004.

     For the three-month period ended June 30, 2004, net loss amounted to ($176,737). The net loss consisted of expenses of $181,837 and revenues of $5,100. The largest expense is salaries and benefits in the amount of $68,065, representing 37.4% of total expenses. The only other significant expense is stock sale expenses which amounted to $53,386, representing 29.3% of total expenses. Other expenses, such as advertising, interest, rent, etc. aggregated 24.8% of total expenses.

     For the six-month period ended June 30, 2004, net loss amounted to ($261,820). The net loss consisted of expenses of $267,770 and revenues of $5,950. The largest expense is salaries and benefits in the amount of $115,691, representing 43.2% of total expenses. The only other significant expense is stock sale expenses which amounted to $60,886, representing 22.7% of total expenses. Other expenses, such as advertising, interest, rent, etc. aggregated 28.9% of total expenses.

                          FLINT RIVER BANCSHARES, INC.
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF
                                    OPERATION
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
================================================================================

     Because the Company is in the organizational stage, it has no operations from which to generate revenues. Note that interest income earned on funds raised from the sale of the Company's common stock and held in escrow by the escrow agent will be released to the Company upon the Bank's opening for business. Initially, the Bank anticipates deriving its revenues principally from interest charged on loans and, to a lesser extent, from interest earned on investments, fees received in connection with the origination of loans and other miscellaneous fees and service charges. Its principal expenses are anticipated to be interest expense on deposits and operating expenses. The funds for these activities are anticipated to be provided principally by operating revenues, deposit growth, purchases of federal funds from other banks, sale of loans and investment securities, and partial or full repayment of loans by borrowers.

     The Bank's operations will depend substantially on its net interest income, which is the difference between the interest income earned on its loans and other assets and the interest expense paid on its deposits and other borrowings. This difference is largely affected by changes in market interest rates, credit policies of monetary authorities, and other local, national or international economic factors which are beyond the Bank's ability to predict or control. Large moves in interest rates may decrease or eliminate the Bank's profitability.


FUNDING OF OPERATIONS AND LIQUIDITY

     The Company's operations from inception through June 30, 2004 have been funded through unsecured revolving lines of credit, extended by an unrelated financial institution. The lines of credit are currently at $1,900,000. As of June 30, 2004, the borrowings are as follows:

                           Date of                  Director(s)'
                 Amount    Maturity   Collateral    Guarantee
               ---------   ---------  -----------  -------------
               $ 862,056   05/04/05   Real Estate     Yes
               $ 510,137   05/04/05     ------        Yes

     The Company believes that the proceeds to be raised during the initial public offering will provide sufficient capital to support the growth of both the Company and the Bank for their initial years of operations. The Company does not anticipate that it will need to raise additional funds to meet expenditures required to operate its business or that of the Bank over the initial twelve months after a successful Offering; all anticipated material expenditures during that period are expected to be provided for out of the proceeds of the Company's initial public offering.


CAPITAL EXPENDITURES

     The organizers have purchased an existing 3,700 sq. ft. banking location on a 1 acre lot in Camilla, Ga. The bank's staff has occupied the location. The facility is currently being expanded to a total size of 6,000 sq. ft. Renovation is expected to be completed in 60 days.

                          FLINT RIVER BANCSHARES, INC.
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF
                                    OPERATION
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
================================================================================

ADVISORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the statements contained in this report on Form 10-QSB that are not historical facts are forward looking statements relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management.

     The Company cautions readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations.

     The Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the SEC, including the "Risk Factors" section of the Company's Registration Statement (Registration No. 333-109524) as filed with the SEC and declared effective on April 14, 2004.

                          FLINT RIVER BANCSHARES, INC.
                        ITEM 3 - CONTROLS AND PROCEDURES
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
================================================================================

     The Company's management, including the Chief Executive Officer and the Chief Financial Officer, supervised and participated in an evaluation of the effectiveness of its disclosure controls and procedures (as defined in federal securities rules) as of the end of the period covered by this report. Based on, and as of the date of, that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission's rules and forms and that the Company's disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There have been no changes in the Company's internal control over financial reporting during the Company's quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          FLINT RIVER BANCSHARES, INC.
                           PART II - OTHER INFORMATION
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
================================================================================

     PART  II:  OTHER  INFORMATION:
Item  1.  Legal  Proceedings
     There are no material legal proceedings to which the Company is a party or of which their property is the subject.
Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities
     (a)  Not Applicable
     (b)  Not Applicable
     (c)  Not Applicable
     (d)  Not Applicable
     (e)  Not Applicable
Item  3.  Defaults  Upon  Senior  Securities
     Not Applicable
Item  4.  Submission  of  Matters  to  a  Vote  of  Security-Holders
     There were no matters submitted to security holders for a vote during the three months ended June 30, 2004.
Item  5.  Other  Information
     None
Item  6.  Exhibits  and  Reports  on  Form  8-K.
     A. There have been no reports filed on form 8-K for the three months ended June 30, 2004.
     B. Exhibit 31.1 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER, PURSUANT TO RULE 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.
     C. Exhibit 31.2 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER, PURSUANT TO RULE 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.
     D. Exhibit 32.1 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER, PURSUANT TO RULE 15D-14(B) AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SECTION 1350 CERTIFICATION).
     E. Exhibit 32.2 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER, PURSUANT TO RULE 15D-14(B) AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 ( SECION 1350 CERTIFICATION)

SIGNATURES
In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLINT RIVER BANCSHARES, INC.
/s/  Gerald E. Lewis
--------------------
Gerald E. Lewis
Chief Executive Officer


Date:  August 18, 2004