Form 10QSB
period 2004-09-30
FLINT RIVER BANCSHARES INC
filed 2004-11-15
CIK 1264756

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
          For the quarterly period ended September 30, 2004
                                         ------------------

[ ]  Transition report under Section 13 or 15 (d) of the Exchange Act
          For the transition period from _________ to

Commission file number 333-109524
                       ----------

                          FLINT RIVER BANCSHARES, INC.
                          ----------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

GEORGIA                                        30-0205366
----------------------------                   ----------------
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

Yes   X   No
    -----    -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par
                                                  -------------------
value,627,237 shares outstanding at September 30, 2004.
-------------------------------------------------------


Transitional Small Business Disclosure Format (check one):

Yes       No   X
    -----    -----

                          Flint River Bancshares, Inc.

                                      INDEX

PART I:   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS                                                               PAGE

The following financial statements are provided for Flint River Bancshares, Inc.

          Balance Sheets (unaudited) - September 30, 2004 and
          December 31, 2003.                                                                    2

          Statements of Loss (unaudited) - For the Three and Nine Months
          Ended September 30, 2004 and from Inception (December 2, 2002)
          to September 30, 2004.                                                                3

          Statements of Cash Flows (unaudited) - For the Nine Months
          Ended September 30, 2004 and from Inception (December 02, 2002)
          to September 30, 2004.                                                                4

          Statement of Changes in Shareholders' Equity (Deficit) (unaudited)
          For the Nine Months Ended September 30, 2004 and from Inception
          (December 02, 2002) to September 30, 2004.                                            5

          Notes to Consolidated Financial Statements (unaudited)                                6

ITEM 2.   Management's Discussion and Analysis or Plan of Operation                             8

ITEM 3.   Controls and Procedures                                                              11

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                    12

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                          12

Item 3.   Defaults Upon Senior Securities                                                      12

Item 4.   Submission of Matters to a Vote of Security Holders                                  12

Item 5.   Other Information                                                                    12

Item 6.   Exhibits                                                                             12

The financial statements furnished have not been examined by independent Certified Public Accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the nine-month period ended September 30, 2004 and from the date of inception of December 2, 2002 through September 30, 2004.

The results of operations for the nine-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

                                  FLINT RIVER BANCSHARES, INC. AND SUBSIDIARY
                                          CONSOLIDATED BALANCE SHEETS
                                                 (UNAUDITED)
==================================================================================================================

                                                                        As of September 30,    As of December 31,
                                                                               2004                   2003
                                                                       ---------------------  --------------------
ASSETS
    Cash and due from banks                                            $            774,081   $               550
    Federal funds sold                                                            1,102,000                     -
                                                                       ---------------------  --------------------
        Total cash and cash equivalents                                           1,876,081                   550
                                                                       ---------------------  --------------------

    Securities available for sale, at fair value                                  1,014,844                     -
    Federal Reserve Bank stock, restricted, at cost                                 159,000                     -
    Loans, net of unearned income                                                 2,756,926                     -
    Less - allowance for loan losses                                                (27,569)                    -
                                                                       ---------------------  --------------------
        Loans, net                                                                2,729,357                     -
                                                                       ---------------------  --------------------

    Bank premises and equipment, net                                              1,115,891                64,409
    Accrued interest receivable                                                     126,199                     -
    Stock subscription receivable                                                         -                    10
    Other assets                                                                     13,338                 5,000
                                                                       ---------------------  --------------------

            TOTAL ASSETS                                               $          7,034,710   $            69,969
                                                                       =====================  ====================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
  Deposits:
    Non-interest bearing                                               $            175,315   $                 -
    Interest bearing                                                              1,315,651                     -
                                                                       ---------------------  --------------------
        Total deposits                                                            1,490,966                     -
    Accrued interest payable                                                          1,462                   718
    Accrued expenses and other liabilities                                           14,782                 6,694
    Short-term borrowings                                                                 -               392,000
                                                                       ---------------------  --------------------
        Total  liabilities                                                        1,507,210               399,412
                                                                       ---------------------  --------------------
Shareholders' Equity (Deficit):
    Common stock, $1 par value, authorized 10,000,000 shares, issued
      and outstanding 627,237 shares                                                627,237                     1
    Paid in capital surplus                                                       5,645,133                     9
    Accumulated other comprehensive loss                                             (1,719)                    -
    Deficit accumulated during development stage                                   (664,649)             (329,453)
    Accumulated deficit                                                             (78,502)                    -
                                                                       ---------------------  --------------------
        Total shareholders' equity (deficit)                                      5,527,500              (329,443)
                                                                       ---------------------  --------------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)         $          7,034,710   $            69,969
                                                                       =====================  ====================

                                         FLINT RIVER BANCSHARES, INC. AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF LOSS
                                                        (UNAUDITED)
============================================================================================================================

                                                         For the three-month    For the nine-month          Inception
                                                            period ended           period ended        (December 2, 2002)
                                                         September 30, 2004     September 30, 2004    to September 30, 2004
                                                        ---------------------  --------------------  -----------------------

INTEREST INCOME:
  Interest and fees on loans                            $             59,162   $            59,162   $               59,162
  Federal funds sold                                                   1,745                 1,745                    1,745
  Interest on investment securities -
    Taxable income                                                     1,000                 1,000                    1,000
  Other interest income                                               14,659                14,659                   14,659
                                                        ---------------------  --------------------  -----------------------
      Total interest income                                           76,566                76,566                   76,566
                                                        ---------------------  --------------------  -----------------------

INTEREST EXPENSE:
  Deposits                                                             1,079                 1,079                    1,079

  Other interest expense                                              15,837                23,587                   29,670
                                                        ---------------------  --------------------  -----------------------
      Total interest expense                                          16,916                24,666                   30,749
                                                        ---------------------  --------------------  -----------------------

  Net interest income before provision for loan losses                59,650                51,900                   45,817
    Less - provision for loan losses                                  27,569                27,569                   27,569
                                                        ---------------------  --------------------  -----------------------
  Net interest income after provision for loan losses                 32,081                24,331                   18,248
                                                        ---------------------  --------------------  -----------------------

NONINTEREST INCOME:
  Service charges on deposit accounts                                     36                    36                       36
  Other income                                                         6,813                 6,163                   12,763
                                                        ---------------------  --------------------  -----------------------
  Total noninterest income                                             6,849                 6,199                   12,799
                                                        ---------------------  --------------------  -----------------------

NONINTEREST EXPENSE:
  Salaries                                                           118,994               230,906                  332,734
  Employee benefits                                                   11,374                30,136                   41,158
  Net occupany expense                                                 1,665                 5,065                   23,665
  Equipment expenses                                                  14,546                15,311                   16,528
  Stock sale expenses                                                      -                60,886                   60,886
  Professional fees                                                   14,172                20,451                  149,778
  Other expenses                                                      30,057                81,473                  149,449
                                                        ---------------------  --------------------  -----------------------
    TOTAL NONINTEREST EXPENSE                                        190,808               444,228                  774,198
                                                        ---------------------  --------------------  -----------------------
LOSS BEFORE INCOME TAXES                                            (151,878)             (413,698)                (743,151)
  Provision for income taxes                                               -                     -                        -
                                                        ---------------------  --------------------  -----------------------
NET LOSS                                                $           (151,878)  $          (413,698)  $             (743,151)
                                                        =====================  ====================  =======================

EARNINGS PER SHARE:
  Basic                                                 $              (0.54)  $             (1.48)  $                (2.67)
                                                        =====================  ====================  =======================
  Diluted                                               $              (0.54)  $             (1.48)  $                (2.67)
                                                        =====================  ====================  =======================

* Net Loss / weighted average outstanding shares of 278,772.

                              FLINT RIVER BANCSHARES, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)
===============================================================================================================

                                                               For the nine-month              Inception
                                                           period ended September 30,     (December 2, 2002)
                                                                      2004               to September 30, 2004
                                                          ----------------------------  -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $                  (413,698)  $             (743,151)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Provision for loan losses                                                  27,569                   27,569
    Change in accrued income and other assets                                (134,538)                (139,537)
    Change in accrued liabilities and other liabilities                         8,832                   16,244
                                                          ----------------------------  -----------------------
      Net cash used in operating activities                                  (511,835)                (838,875)
                                                          ----------------------------  -----------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Net change in loans to customers                                       (2,756,926)              (2,756,926)
    Purchase of securities available for sale                              (1,016,562)              (1,016,562)
    Purchase of Federal Reserve Bank stock                                   (159,000)                (159,000)
    Property and equipment expenditures                                    (1,051,482)              (1,115,892)
                                                          ----------------------------  -----------------------
      Net cash used in investing activities                                (4,983,970)              (5,048,380)
                                                          ----------------------------  -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in deposits                                                  1,490,966                1,490,966
    Proceeds from issuance of common stock                                  6,272,370                6,272,370
    Proceeds from issuance from short term debt                               147,000                  539,000
    Proceeds from issuance from long term debt                              1,589,198                1,589,198
    Principle payments on short term debt                                    (539,000)                (539,000)
    Principle payments on long term debt                                   (1,589,198)              (1,589,198)
                                                          ----------------------------  -----------------------
      Net cash provided by financing activities                             7,371,336                7,763,336
                                                          ----------------------------  -----------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   1,875,531                1,876,081

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      550                        -
                                                          ----------------------------  -----------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                    $                 1,876,081   $            1,876,081
                                                          ============================  =======================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                  $                    23,204   $               29,287
                                                          ============================  =======================
  Cash paid for income taxes                              $                         -   $                    -
                                                          ============================  =======================

                                          FLINT RIVER BANCSHARES, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                                         (UNAUDITED)
==============================================================================================================================
                                                                   Deficit                         Accumulated
                                                Additional       accumulated                          Other
                                       Common     Paid-in          during          Accumulated    Comprehensive
                                       Stock      Capital     development stage      Deficit          Loss           Total
                                      --------  -----------  -------------------  -------------  ---------------  ------------
AT INCEPTION (DECEMBER 2, 2002)       $      -  $         -  $                -   $          -   $            -   $         -
                                                                                                                  ------------
Comprehensive loss:
  Net loss                                   -            -            (664,649)       (78,502)               -      (743,151)
  Valuation allowance adjustment on
    securities marketable equity             -            -                   -              -           (1,719)       (1,719)
                                      --------  -----------  -------------------  -------------  ---------------  ------------
    Total comprehensive loss                                                                                         (744,870)
                                                                                                                  ------------
  Common stock issued                  627,237    5,645,133                   -              -                -     6,272,370
                                      --------  -----------  -------------------  -------------  ---------------  ------------
BALANCE, SEPTEMBER 30, 2004           $627,237  $ 5,645,133  $         (664,649)  $    (78,502)  $       (1,719)  $ 5,527,500
                                      ========  ===========  ===================  =============  ===============  ============

BALANCE, DECEMBER 31, 2003            $      -  $         -  $         (329,453)  $          -   $            -   $  (329,453)
                                                                                                                  ------------
Comprehensive loss:
  Net loss                                   -            -            (335,196)       (78,502)               -      (413,698)
  Valuation allowance adjustment on
    securities marketable equity             -            -                   -              -           (1,719)       (1,719)
                                      --------  -----------  -------------------  -------------  ---------------  ------------
      Total comprehensive loss                                                                                       (415,417)
                                                                                                                  ------------
    Common stock issued                627,237    5,645,133                   -              -                -     6,272,370
                                      --------  -----------  -------------------  -------------  ---------------  ------------
BALANCE, SEPTEMBER 30, 2004           $627,237  $ 5,645,133  $         (664,649)  $    (78,502)  $       (1,719)  $ 5,527,500
                                      ========  ===========  ===================  =============  ===============  ============

                   FLINT RIVER BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
================================================================================

(1)  BASIS  OF  PRESENTATION

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These statements should be read in conjunction with the financial statements and footnotes thereto included in the prospectus dated April 14, 2004.


(2)  SUMMARY  OF  ORGANIZATION

     Flint River Bancshares, Inc., Camilla, Georgia (the "Company") is a one-bank holding company with respect to, Flint River National Bank, Camilla, Georgia (the "Bank"). The Bank began operations on September 8, 2004. The Company obtained preliminary approvals from the Office of the Comptroller of the Currency (the "OCC") to charter the Bank and from the Federal Deposit Insurance Corporation (the "FDIC") to insure deposits up to $100,000 per depositor. An approval to become a one-bank holding company was obtained from the Federal Reserve Bank of Atlanta.

     The Company's articles of incorporation authorize its Board of Directors, without further action by the shareholders, to issue up to 10.0 million shares of its $1.00 par value per share common stock ("Common Stock"). Each share entitles its owners to one vote and shareholders have no preemptive, cumulative voting or conversion rights. As of September 30, 2004, 627,237 shares of the Company's Common Stock was issued and outstanding.

     The Company's articles of incorporation also authorize its Board of Directors to issue up to 2.0 million shares of its zero par value per share preferred stock ("Preferred Stock"). The Company's Board of Directors may, without further action by the shareholders, direct the issuance of Preferred Stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of Common Stock. As of September 30, 2004, no shares of the Company's Preferred Stock were issued or outstanding.

     The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "SEC") offering for sale a minimum of 510,000 and maximum of 1,000,000 shares of its $1.00 par value Common Stock (the "Offering"). The sales price for each share of Common Stock was $10.00. All subscription proceeds were held by an Escrow Agent pending acceptance of the subscriptions, completion of the Offering, and the receipt of preliminary approvals from the various banking regulators. The Company subscribed 627,237 shares during the offering which closed in mid September 2004 and all preliminary regulatory approvals were obtained. The Offering was declared effective by the SEC on April 14, 2004.

                   FLINT RIVER BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
================================================================================

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

(4)  OTHER  COMPREHENSIVE  INCOME

     During the nine months ended September 30, 2004, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2003 is as follows:

Accumulated other comprehensive loss at December 31, 2003              $     -
Other comprehensive loss, net of tax:
   Change in unrealized loss on securities available for sale
    net of deferred income tax expense of $-0-                          (1,719)
  Less - Reclassification adjustment for gains realized in net income        -
                                                                       --------
Accumulated other comprehensive loss at September 30, 2004             $(1,719)
                                                                       ========

                          FLINT RIVER BANCSHARES, INC.
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
================================================================================
OVERVIEW

     Flint River Bancshares, Inc. (the "Company") was incorporated on December 2, 2002 to serve as a holding company for Flint River National Bank, Camilla, Georgia (the "Bank). Since its inception, the Company's main focus has been centered on activities relating to the organization of the Company and the Bank, conducting the Company's initial public offering, applying to the Office of the Comptroller of the Currency (the "OCC") for a bank charter, applying to the Federal Deposit Insurance Corporation (the "FDIC") for deposit insurance, conducting the sale of the Company's common stock, interviewing and hiring personnel, and identifying the location from which the Company and its subsidiary Bank will operate.

     The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "SEC") which Registration Statement became effective April 14, 2004. Pursuant to the Registration Statement, a minimum of 510,000 shares of the Company's common stock, $1.00 par value per share (the "Common Stock"), and a maximum of 1,000,000 shares of Common Stock were registered for sale at an offering price of $10.00 per share. As of August 16, 2004, subscriptions for 627,237 shares of the Company's common stock have been received.


FINANCIAL RESULTS

     From the date of inception of December 2, 2002 to September 30, 2003, the Company had no significant operations. Accordingly, comparison of performance between September 30, 2004 and September 30, 2003 would provide no meaningful information. Thus, we will only discuss the financial results for the three and nine-month periods ended September 30, 2004.

     For the three-month period ended September 30, 2004, net loss amounted to (151,878). The net loss consisted of expenses of $235,293 and revenues of $83,415. The largest expense is salaries and benefits in the amount of $130,368, representing 55% of total expenses. Other expenses, such as advertising, interest, rent, etc. aggregated 12.8% of total expenses.

     For the nine-month period ended September 30, 2004, net loss amounted to ($413,698). The net loss consisted of expenses of $496,463 and revenues of $82,765. The largest expense is salaries and benefits in the amount of $261,042, representing 52.6% of total expenses. The only other significant expense is stock sale expenses which amounted to $60,886, representing 12.3% of total expenses. Other expenses, such as advertising, interest, rent, etc. aggregated 16.4% of total expenses.

     Because the Company was in the organizational stage for the major portion of the reporting period, it had few operations from which to generate revenues. Note that interest income earned on funds raised from the sale of the Company's common stock and held in escrow by the escrow agent has been released to the Company upon the Bank's opening for business. Initially, the Bank anticipates deriving its revenues principally from interest charged on loans and, to a lesser extent, from interest earned on investments, fees received in connection with the origination of loans and other miscellaneous fees and service charges. Its principal expenses are anticipated to be interest expense on deposits and operating expenses. The funds for these activities are anticipated to be provided principally by operating revenues, deposit growth, purchases of federal funds from other banks, sale of loans and investment securities, and partial or full repayment of loans by borrowers.

                          FLINT RIVER BANCSHARES, INC.
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
================================================================================

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


FUNDING OF OPERATIONS AND LIQUIDITY

     The Company's operations from inception through September 7, 2004 have been funded through unsecured revolving lines of credit, extended by an unrelated financial institution. The lines of credit totaled $1,900,000. As of September 30, 2004, both lines have been paid in full from the proceeds of the initial offering.

     The Company believes that the proceeds it raised during the initial public offering will provide sufficient capital to support the growth of both the Company and the Bank for their initial years of operations. The Company does not anticipate that it will need to raise additional funds to meet expenditures required to operate its business or that of the Bank over the initial twelve months after the successful Offering; all anticipated material expenditures during that period are expected to be provided for out of the proceeds of the Company's initial public offering.


CAPITAL EXPENDITURES

     The organizers have purchased an existing 3,700 sq. ft. banking location on a 1 acre lot in Camilla, Georgia. The bank's staff has occupied the location. The facility is currently being expanded to a total size of 6,000 sq. ft. Renovation is expected to be completed in 60 to 90 days.

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

                          FLINT RIVER BANCSHARES, INC.
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
================================================================================

     The Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the SEC, including the "Risk Factors" section of the Company's Registration Statement (Registration No. 333-109524) as filed with the SEC and declared effective on April 14, 2004.

                          FLINT RIVER BANCSHARES, INC.
                        ITEM 3 - CONTROLS AND PROCEDURES
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
================================================================================

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

     There have been no changes in the Company's internal control over financial reporting during the Company's quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          FLINT RIVER BANCSHARES, INC.
                          PART II: OTHER INFORMATION:
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
================================================================================

          PART  II:  OTHER  INFORMATION:
     Item 1. Legal Proceedings
          There are no material legal proceedings to which the Company is a party or of which their property is the subject.
     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          (a)  Not  Applicable
          (b)  Not  Applicable
          (c)  Not  Applicable
     Item 3. Defaults Upon Senior Securities
          Not  Applicable
     Item 4. Submission of Matters to a Vote of Security-Holders
          There were no matters submitted to security holders for a vote during the three months ended September 30, 2004.
     Item 5. Other Information
          None
     Item 6. Exhibits
          Exhibit 31.1 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER, PURSUANT TO RULE 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.
          Exhibit 31.2 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER, PURSUANT TO RULE 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.
          Exhibit 32.1 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER, PURSUANT TO RULE 15D-14(B) AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SECTION 1350 CERTIFICATION).
          Exhibit 32.2 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER, PURSUANT TO RULE 15D-14(B) AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SECTION 1350 CERTIFICATION).



SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FLINT RIVER BANCSHARES, INC.
/s/  Gerald  E.  Lewis
----------------------
Gerald  E.  Lewis
Chief  Executive  Officer



Date:  November 9, 2004