Form 10KSB
period 2004-12-31
FLINT RIVER BANCSHARES INC
filed 2005-04-14
CIK 1264756

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2004

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________

Commission file number _____________

FLINT RIVER BANCSHARES, INC.
(Name of small business issuer in its charter)

Georgia	30-0205366
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

260 Highway 19 North, Camilla, GA	31730
(Address of Principal Executive Offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year: $109,857

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $4,431,770 based on 433,637 shares at $10.22 per share on March 25, 2005.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 627,737 shares as of March 25, 2005.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure format (check one):  Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Cautionary Notice Regarding Forward-Looking Statements

Various matters discussed in this Annual Report on Form 10-KSB may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Flint River Bancshares, Inc. (the “Company”) or Flint River National Bank (the “Bank”) to be materially different from the results described in such forward-looking statements.

Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•	The inability of the Bank to achieve and maintain regulatory capital standards;

•	Changes in the legislative and regulatory environment;

•	The effects of changes in interest rates on the level and composition of deposits, loan demand, the value of loan collateral, and interest rate risks; and

•	The effects of competition from commercial banks, thrifts, consumer finance companies, and other financial institutions operating in our market area and elsewhere.

All forward-looking statements attributable to the Company or the Bank are expressly qualified in their entirety by these cautionary statements. Both the Company and the Bank disclaim any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

Flint River Bancshares, Inc.

Flint River Bancshares, Inc. is a Georgia corporation that was incorporated on August 20, 2003 to organize and serve as the holding company for Flint River National Bank, a national bank. The Bank operates as a community bank emphasizing prompt, personalized customer service to the individuals and businesses located in Mitchell County, Georgia.

The Company was organized because we believe it provides flexibility that would otherwise not be available to the Bank. For example, the holding company structure makes it easier to raise capital for the Bank because the Company is able to issue securities without the need for prior banking regulatory approval, and the proceeds of debt securities issued by the Company can be invested in the Bank as primary capital.

Flint River National Bank

General

The Bank operates as a full-service commercial bank. The Bank offers personal and business checking accounts, money market accounts, savings accounts and various certificates of deposit and individual retirement accounts. The Bank also offers commercial, real estate, installment and other consumer loans. The Bank’s real estate loans include commercial real estate, construction and development and residential real estate loans. In addition, the Bank provides such services as cashier’s checks, traveler’s checks, banking by mail, direct deposit and U.S. Savings Bonds. The Bank also offers MasterCard® and Visa® credit card services through a correspondent bank as an agent and offers debit cards that feature ATM access.

Philosophy

We emphasize prompt, personalized customer service. Through our localized management and ownership we believe we are uniquely situated to provide responsive service and quality financial products that are tailored to meet the needs of the individuals and small- to medium-sized businesses, the agricultural community and related businesses, and consumers located throughout Mitchell County. We believe that local ownership and control allows the Bank to serve its customers more efficiently, helping us to grow both our deposit base and loan portfolio.

We believe that it is important for Mitchell County to have a locally owned and locally managed community bank that is sensitive and responsive to the needs of the community. Further, we believe that there is an opportunity for the Bank to acquire significant market share by capitalizing on its position as an independent community bank in Mitchell County and offering an alternative to the impersonal service that we believe is offered by many larger banks.

Market Opportunities

Primary Service Area. The Bank’s primary service area is Mitchell County, Georgia, including the city of Camilla. The Bank draws most of its customer deposits and conducts most of its lending transactions from and within its primary service area.

The primary service area represents a diverse market with a growing population and economy. Mitchell County’s population growth in recent years has lead to growth in the local service economy and we expect this trend to continue.

The Bank competes with other commercial banks, savings and loan associations, credit unions, money market mutual funds and other financial institutions conducting business in the Mitchell County market and elsewhere. Many of the Bank’s competitors have equal or greater financial or banking-related resources than the Company and the Bank. According to information provided by the Federal Deposit Insurance Corporation (“FDIC”) Market Share Report, as of June 30, 2004, the Mitchell County area was served by six banking and savings institutions with nine offices. These competitors offer the same or similar products and services as the Bank. Currently, the Bank’s three largest competitors in terms of market share are Planters & Citizens Bank, Bank of Camilla and Family Federal Savings Bank.

Lending Services

Lending Policy. We place a primary emphasis on real estate related loans in order to take advantage of the population growth in our primary service area. We also offer a full range of lending products, including commercial loans to small- to medium-sized businesses and professional concerns, and consumer loans to individuals. We compete for these loans with competitors who are well established in the Mitchell County area and have greater resources and lending limits.

The Bank’s loan portfolio is comprised of the following:

Loan Category	Ratio

Real estate related loans	56.1%
Agricultural real estate	18.6%
Commercial real estate	27.4%
Residential real estate	10.1%

Commercial loans	33.5%
Agricultural loans	30.5%
Other commercial loans	3.0%

Consumer loans	10.4%

Loan Approval and Review. The Bank’s loan approval policies provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer’s lending authority, an officer with a higher lending limit or the Bank’s Loan Committee determines whether to approve the loan request. The Bank does not make any loans to any of its directors or executive officers unless its board of directors, excluding the interested party, first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower.

Lending Limits. The Bank’s lending activities are subject to a variety of lending limits imposed by federal law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the bank. In general, however, the Bank is able to loan any one borrower a maximum amount equal to either:

•	15% of the Bank’s capital and surplus; or

•	25% of its capital and surplus if the amount that exceeds 15% is fully secured by readily marketable collateral.

Credit Risks. The principal economic risk associated with each category of loans that the Bank makes is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees.

The well-established financial institutions in the Mitchell County market make proportionately more loans to medium- to large-sized businesses than the Bank makes. Many of the Bank’s commercial loans are made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.

Real Estate Loans. The Bank makes agricultural real estate loans, commercial real estate loans, residential real estate loans, and construction and development loans. These loans include commercial loans where the Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but excludes home equity loans, which are classified as consumer loans.

•
Agricultural Real Estate. Agricultural real estate loan terms are generally limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically are not fixed for a period exceeding 60 months. We attempt to reduce credit risk on our agricultural real estate loans by emphasizing loans to producers where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 80% and net projected cash flow available for debt service equals 120% of the debt service requirement. In addition, the Bank generally requires personal guarantees from the principal owners of the property supported by a review by the Bank’s management of the principal owners’ personal financial statements. Risks associated with agricultural real estate loans include fluctuations in the value of real estate, agricultural commodity prices, regulatory changes concerning agricultural subsidies and price supports, and the quality of the borrower’s management. The Bank limits its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.

•
Commercial Real Estate. Commercial real estate loan terms are generally limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically are not fixed for a period exceeding 60 months. We attempt to reduce credit risk on our commercial real estate loans by emphasizing loans on owner-occupied office and retail buildings where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 80% and net projected cash flow available for debt service equals 120% of the debt service requirement. In addition, the Bank generally requires personal guarantees from the principal owners of the property supported by a review by the Bank’s management of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. The Bank limits its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.

•
Residential Real Estate. The Bank’s residential real estate loans consist of residential second mortgage loans, residential construction loans and traditional mortgage loans for one to four family residences in roughly equal proportion. We originate and maintain fixed and variable rate mortgages with long-term maturity and balloon payments not exceeding 5 years. Generally, fixed rate mortgages are sold in the secondary mortgage market. All loans are made in accordance with the Bank’s appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 90%. We expect that these loan-to-value ratios are sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

•
Construction and Development Loans. We make construction and development loans both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of six to twelve months and interest is paid quarterly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically does not exceed 75%. Speculative loans are based on the borrower’s financial strength and cash flow position. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or independent appraiser. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

Commercial Loans. Loans for agricultural commercial purposes and general commercial purposes in various lines of businesses are one of the primary components of the Bank’s loan portfolio. The terms of these loans vary by the line of business, purpose and by type of underlying collateral, if any. For example, agricultural commercial loans may be extended to finance production of a specific crop, with the loan secured by proceeds from the sale of the crop and the term to coincide with the production and marketing cycle for that crop. The Bank typically makes equipment loans for a term of five years or fewer at fixed or variable rates, with the loan fully amortized over the term. Equipment loans are generally secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral is generally 80% or less. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory and personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal are typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity. The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness.

Consumer Loans. The Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and home equity lines of credit. Consumer loan repayments depend upon the borrower’s financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers the loan should be amortized over the useful life of the asset. To minimize the risk that the borrower cannot afford the monthly payments, all fixed monthly obligations should not exceed 40% of the borrower’s gross monthly income. The borrower should also be continuously employed for at least 12 months prior to obtaining the loan. The loan officer reviews the borrower’s past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. The principal competitors for consumer loans will be the established banks in the Bank’s market.

Investments

In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The Asset/Liability Committee reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the Bank’s policy as set by the board of directors.

Asset and Liability Management

The Asset/Liability Committee manages the Bank’s assets and liabilities and strives to provide a stable and optimized net interest margin, adequate liquidity and a profitable after-tax return on assets and return on equity. The committee conducts these management functions within the framework of the Bank’s written loan and investment policies. The committee attempts to maintain a balanced position between rate sensitive assets and rate-sensitive liabilities. Specifically, it charts assets and liabilities on a matrix by maturity, effective duration and interest adjustment period, and attempts to manage any gaps in maturity ranges.

Deposit Services

The Bank seeks to establish a broad base of core deposits, including savings accounts, checking accounts, money market accounts, and a variety of certificates of deposit and IRA accounts. To attract deposits, the Bank employs an aggressive marketing plan in its overall service area and features a broad product line and competitive rates and services. The primary sources of deposits are residents of, and businesses and their employees located in, the Bank’s primary service area. The Bank obtains these deposits through personal solicitation by its officers and directors, direct mail solicitations, and advertisements published in the local media.

Other Banking Services

Other banking services include travelers’ checks, direct deposit of payroll and Social Security checks, bank-by-mail, safe-deposit boxes, night depository, ATM cards and debit cards. Our customers are able to use ELAN automated teller machines throughout Georgia and other regions. However, other financial institutions may charge our customers for the use of their automated teller machines. We also offer MasterCard® and VISA® credit card services through a correspondent bank as an agent for the Bank. The Bank does not exercise trust powers. In the future, we may offer a full-service trust department, but cannot do so without the prior approval of the Office of the Comptroller of the Currency (the “OCC”).

Employees

The Bank has 10 full-time equivalent and one part-time employee. The Company does not have any employees who are not also employees of the Bank.

Supervision and Regulation

Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

Flint River Bancshares, Inc.

Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956 (the “BHC Act”). As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company located in Georgia, the Georgia Department of Banking and Finance (the “GDBF”) also regulates and monitors all significant aspects of the Company’s operations.

Acquisitions of Banks. The BHC Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

•
acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.

Additionally, the BHC Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the BHC Act, if adequately capitalized and adequately managed, the Company, or any other bank holding company located in Georgia, may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits acquisitions of banks that have been chartered for less than three years. As a result, no bank holding company may acquire control of the Company until after the third anniversary date of the Bank’s incorporation.

Change in Bank Control. Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is not registered under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”). The regulations also provide a procedure for challenging the rebuttable presumption of control.

Permitted Activities. A bank holding company is generally permitted under the BHC Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

•	banking or managing or controlling banks; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity. The BHC Act expressly lists the following activities as financial in nature:

•	lending, trust and other banking activities;

•	insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

•	providing financial, investment, or advisory services;

•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	underwriting, dealing in or making a market in securities;

•	other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•	foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•	merchant banking through securities or insurance affiliates; and

•	insurance company portfolio investments.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

Support of Subsidiary Institutions. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Flint River National Bank

Since the Bank is chartered as a national bank, it is primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the OCC. The OCC regularly examines the Bank’s operations and has the authority to approve or disapprove mergers, the establishment of branches, and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank’s deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

Branching. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the OCC. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the laws of the applicable state (the foreign state). Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action. The FDIC Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2004, the Bank qualified for the well-capitalized category.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized, (2) adequately capitalized, and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.44 cents per $100 of deposits for the first quarter of 2005.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the OCC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are generally subject to a Community Reinvestment Act examination only once every 60 months if we receive an “outstanding” rating, once every 48 months if we receive a “satisfactory” rating, and as needed if our rating is “less than satisfactory.” Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

In addition to the federal and state laws noted above, the Georgia Fair Lending Act (“GAFLA”) imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the OCC issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. Therefore, the Bank and its operating subsidiaries engaged in mortgage lending are exempt from the requirements of GAFLA.

The deposit operations of the Bank are subject to:

•
the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve (in the case of the Company) and the OCC (in the case of the Bank). The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company’s consolidated total assets are less than $150 million, under the Federal Reserve’s capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2004 our ratio of total capital to risk-weighted assets was 62.3% and our ratio of Tier 1 Capital to risk-weighted assets was 61.7%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2004, our leverage ratio was 48.3%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders.

The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of the Bank’s net profits for that year, plus (2) the Bank’s retained net profits of the preceding two years, less any required transfers to surplus. If, in the opinion of the OCC, the Bank were engaged in or about to engage in an unsafe or unsound practice, the OCC could require, after notice and a hearing, that the Bank stop or refrain from engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

At December 31, 2004, the Bank could not pay cash dividends without prior regulatory approval.

Restrictions on Transactions with Affiliates

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy

Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

Consumer Credit Reporting

On December 4, 2003, President Bush signed the Fair and Accurate Credit Transactions Act (the “FAIR Act”), amending the federal Fair Credit Reporting Act (the “FCRA”). These amendments to the FCRA (the “FCRA Amendments”) became effective in 2004.

The FCRA Amendments include, among other things:

•
requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•
for entities that furnish information to consumer reporting agencies (which would include the Bank), requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a requirement for mortgage lenders to disclose credit scores to consumers.

The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions. We do not share consumer information among our affiliated companies for marketing purposes, except as may be allowed under exceptions to the notice and opt-out requirements. Because no affiliate of the Company is currently sharing consumer information with any other affiliate of the Company for marketing purposes, the limitations on sharing of information for marketing purposes do not have a significant impact on the Company.

Anti-Terrorism and Money Laundering Legislation

The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “USA PATRIOT Act”), the Bank Secrecy Act, and rules and regulations of the Office of Foreign Assets Control (the “OFAC”). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing rules.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2.	DESCRIPTION OF PROPERTY

The Bank’s main office is located at 260 U.S. Highway 19 North, Camilla, Georgia 31730. The site consists of approximately one acre of land with a 6,000-square-foot building. This site is highly visible and is in close proximity to a high concentration of commercial businesses and residential areas. We believe the site is well suited to serve the Bank’s target customers and is ready for banking operations, with fully equipped teller lines and all necessary furniture and fixtures. It has four drive-up windows and an automated teller machine.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject, nor are there material proceedings known to the Company to be contemplated by any governmental authority. Additionally, the Company is unaware of any material proceedings, pending or contemplated, in which any existing or proposed director, officer or affiliate, or any principal security holder of the Company or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company closed its initial public offering of securities on September 8, 2004. All sales of securities by the Company in 2004 were registered under the Securities Act. There is currently no established market for the Company’s common stock, and an active trading market is not likely to develop. The Company does not have any plans to list its common stock on any stock exchange or on the over-the-counter market. As a result, investors who need or wish to dispose of all or any part of their common stock may be unable to do so except in private, directly negotiated sales.

On March 25, 2005, the Company had 479 shareholders of record who owned an aggregate of 627,737 shares.

The Company has paid no dividends on its common stock since its organization. The principal source of the Company’s cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to the Company as its sole shareholder. Statutory and regulatory limitations will apply to the Bank’s payment of dividends to the Company, as well as to the Company’s payment of dividends to its shareholders. For a complete discussion of restrictions on dividends, see “Part I—Item 1. Description of Business—Supervision and Regulation—Payment of Dividends.”

ITEM 6.	MANAGEMENT DISCUSSION AND ANALYSIS

General

Flint River Bancshares, Inc. is a bank holding company headquartered in Camilla, Georgia organized to own all of the stock of its bank subsidiary, Flint River National Bank, The principal activity of the Bank is to provide banking services to domestic markets, principally in Mitchell County Georgia. The OCC and the FDIC are the Bank’s primary regulators and conduct periodic examinations of the Bank. The Company is regulated by the Federal Reserve and is also subject to periodic examinations.

In 2004, we completed an initial public offering of our common stock. The stock sale resulted in the issuance of 627,737 shares at a price of $10.00 per share. The offering resulted in capital of $6,216,484 net of offering expenses of $60,886. The Bank opened for business September 8, 2004 in its permanent facility (under renovation) at 260 Highway #19 North, Camilla, Georgia 31730.

The following discussion focuses on significant changes in the financial condition and results of operations during the year ended December 31, 2004. Since the Bank did not open until September 8, 2004, comparison of 2004 amounts to prior periods would not be meaningful. The Company was a developmental stage entity as of December 31, 2003. Like most community banks, we derive most of our income from interest we receive on loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest bearing assets, such as loans and investments, and the expense in our interest bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

There are risks inherent to all loans, so we maintain an allowance for loan losses to absorb possible losses on existing loans that may become problematic. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section, we have included a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees we charge our customers. We describe the various components of this non-interest income, as well as our non-interest expense, in following pages.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the period included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and related notes and other statistical information also included in this report.

Forward-Looking Statements

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information based on the beliefs of management, as well as information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	the effects of future economic conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•	changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities;

•	our ability to control costs, expenses, and loan delinquency rates; and

•
the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet.

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of the accounting principals generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in note 1 in the notes to the consolidated financial statements at December 31, 2004 included in this annual report.

We believe that the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Please refer to the portion of management’s discussion and analysis of financial condition and results of operations that addresses the allowance for loan losses for a description of our process and methodology for determining the allowance for loan losses.

Results of Operations

A comparison between 2004 and 2003 is not relevant due to the fact that the Bank was only open for business for a portion of the year during 2004 and was not open during 2003.

The net loss for 2004 was $705,831 or $1.12 per share. Our operational results depend to large degree on net interest income, which is the difference between the interest income received from investments (such as loans, investment securities, and federal funds sold) and the interest expense, which is paid on deposits and other liabilities. Net interest income was $8,762 (after provision for loan losses of $49,741) for the year ended December 31, 2004.

As mentioned above, the provision for loan losses was $49,741 for the year. The provision reflects management’s estimate of potential losses inherent in the loan portfolio and the creation of an allowance for loan losses adequate to absorb such losses.

Other operating income for the year ended December 31, 2004, totaled $16,528. Other operating income consists of fees on deposit accounts as well as commissions and other income generated from the Bank’s mortgage loan operations. Total noninterest expense in 2004 was $731,121. The largest components of other noninterest expense were salaries and employee benefits which totaled $396,356 for the year ended December 31, 2004.

In 2004, we recognized no income tax benefit due to the fact that realization of such a benefit is dependent upon future earnings of the Company.

Net Interest Income

For the year ended December 31, 2004, total interest income was $93,329. We earned $66,990 on loans and $26,339 on investments including Federal Funds Sold. Total interest expense was $39,706, including deposit interest of $16,045 and interest for short term borrowings of $ 23,661. The short term borrowing expense relates to the non-recurring interest cost on the bank’s pre-opening operating lines of credit at the Albany Bank & Trust and Nexity Bank. The resulting annualized yield on all earning assets was 6.07%. The annualized cost for deposits was 1.73%.

Interest Rate Sensitivity and Asset Liability Management

Interest rate sensitivity measures the timing and magnitude of the repricing of assets compared with the repricing of liabilities and is an important part of asset/liability management of a financial institution. The objective of interest rate sensitivity management is to generate stable growth in net interest income, and to control the risks associated with interest rate movements. Management constantly reviews interest rate risk exposure and the expected interest rate environment so that adjustments in interest rate sensitivity can be timely made. Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of a bank’s net interest income in general terms during periods of movement in interest rates. In general, if a bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment , assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time.

Additionally, and perhaps more importantly, through the services of a correspondent bank, the Bank’s repricing assets and liabilities are “rate shocked” upwards and downwards to determine the respective effects on profitability. During 2005, the bank’s profitability would increase (losses decrease) if market rates increase, and decrease if rates decline.

The following table summarizes the potential effects of the “rate shocks” mentioned above as they relate to the bank’s anticipated interest bearing assets and liabilities using 2005 as a time horizon. At 12-31-04, the National Prime Rate was 5.25%, and the “shocks” upward and downward are from that level point. The following table also indicates the effect such a “rate shock” would have on various key performance ratios such as Return on Assets, Return on Equity, Net Interest Margin and Leverage (Tier 1 Capital) Ratio.

Provision for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level. The provision charged to expense during 2004 was $49,741. The resulting Reserve for Loan Losses stood at 1% of outstanding loans at year end 2004. The Bank will make additional contributions as the loan portfolio grows. During 2004, the Bank had no loan loss or recovery experience to base the amount of the loan loss reserve upon, and therefore used 1% as a benchmark reserve, an amount that is often used in new banks. Going forward, the Bank will begin using a method that will estimate the inherent risks contained in various segments of its loan portfolio. There are risks inherent in making all loans, including risks with respect to the time over which the loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, potential changes resulting from regulatory issues and the quality and relative experience level of our loan staff. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses and that we will need to make substantial additional increases in the allowance for loan losses could be required.

Additions to the allowance for loan losses would result in a decrease in net income and, possibly, our capital. We did not experience any loan losses in 2004. We had no past due or non-accrual loans, other real estate or repossessions as of December 31, 2004. During 2004, we did not allocate the allowance for loan losses to various loan categories. The entire allowance is available to absorb losses from any and all loans.

Noninterest Income and Expense

Noninterest income for the year ended December 31, 2004 was $16,528. Deposit and other service charges amounted to $5,008 and other loan and miscellaneous charges amounted to $11,520.

Total noninterest expense for the year ended December 31, 2004 was $731,121. Salaries and benefits, the largest component of noninterest expense was $396,356. Occupancy and equipment expense was $87,261 in 2004. Other operating expenses were $247,504 in 2004.

Financial Condition

Total assets were $9,524,563 as of December 31, 2004. The primary component of total assets was net loans which totaled $4,888,506 or 51.3% of total assets as of December 31, 2004. Investment securities available for sale totaled $1,936,156 or 20.3% of total assets as of December 31, 2004. Total deposits were $4,142,219 as of December 31, 2004.

Interest-Earning Assets

Loans. Gross Loans totaled $4,935,848 at December 31, 2004. The largest classification of loans was in real estate loans which totaled $2,769,243 or 56.1% at December 31, 2004. Balances within the major receivable categories as of December 31, 2004 are delineated on page 3 of this report.

As of December 31, 2004 loan maturities were as follows (stated in thousands)

three months or less	3-12 months	1-3 years	3-5 years	5-15years	over 15 years

2,323	47	1,368	820	0	0

Investment Securities. Investment securities available for sale totaled $ 1,936,156 at December 31, 2004. Both securities held have final maturities between 5 & 10 years. The weighted average yield on the securities was 3.86%.

Deposits

At December 31, 2004 deposits totaled $4,142,219 (net of holding company deposits held at the Bank of $849,280). Interest bearing deposits were $3,845,390 or 92.8% of total deposits and non-interest bearing deposits were $296,829 or 7.2% of deposits.

At December 31, 2004, time certificates of deposit matured as follows:

Less than 3 months	$301,305
3-12 months	$825,951
Over 12 months	$557,327
Total certificates	$1,684,583	(average weighted cost 2.12%)

Included in the above was a total of $ 1,053,493 in certificates over $100,000.

Capital Resources

Shareholder’s equity totaled $5,232,369 at December 31, 2004. We raised capital in the amount of $6,277,370 during our initial public offering, which was completed in September 2004. Our net loss for the year ended December 31, 2004 was $705,831 and other comprehensive loss amounted to $9,717.

Bank holding companies, such as us, and their banking subsidiaries are required by banking regulators top meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders equity less intangible assets) and Tier 2 capital (essentially allowance for loan losses limited to 1.25% of risk weighted assets). The first two ratios, which are based on the degree of credit risk in our assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk weighted assets must be at least 4% and the ratio of total capital (Tier 1 plus Tier 2 capital) to risk weighted assets must be at least 8%. The capital leverage ration supplements the risk-based capital guidelines.

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 8%.

The following table summarizes the Bank’s risk-based capital ratios at December 31, 2004:

Tier 1 capital (to risk weighted assets)	50.3%
Total capital (to risk weighted assets)	50.6%
Tier 1 capital (to total average assets)	57.6%

Liquidity

The Bank must maintain on a daily basis, sufficient funds to cover the withdrawals from depositor’s accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. We monitor asset and liability maturities in an attempt to match the maturities to meet liquidity needs. We monitor our liquidity to meet regulatory requirements and our local funding requirements.

We maintain relationships with correspondent banks that can provide funds to the Bank on short notice, if needed. Presently, the Bank has arrangements with commercial banks for short term unsecured advances up to $3,750,000. At December 31, 2004, the credit availability totaled $3,750,000.

As of December 31, 2004 the Bank had cash and cash equivalents of $854,027. Cash used in operating activities totaled $660,646 in 2004, while inflows from financing activities totaled $10,027,589, which were attributable to deposit increases and raising our initial capital.

During 2004, we used $8,513,466 for investing activities. Investing activities included net loans made to customers $4,938,247, purchases of investment securities available for sale of $2,011,048, purchase of Federal Reserve Bank stock of $159,000 and investment in premises and equipment of $1,470,346.

Off Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Most letters of credit do not exceed a maturity of one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. Our exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual amount of the instrument.

Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit policies in making commitments to extend credit as we do for instruments which appear on our balance sheet. Collateral held for commitments to extend credit varies but may include accounts receivable, inventory, property plant, equipment, and income-producing commercial properties,

The following table summarizes our off-balance sheet financial instruments that represent credit risk as of December 31, 2004:

Commitments to extend credit	$4,021,000
Standby letters of credit	--

Total	$4,021,000

At December 31, 2004, management is aware that the Bank has a concentration of credit related to the agriculture industry. Although our agriculture loans are varied, they could all be negatively impacted by a downturn in our local or national economy, long-term unfavorable weather conditions, or changes in the agriculture policy of a relevant governing body.

Inflation

Inflation impacts the growth in total assets in the banking industry could cause a need to increase equity capital at higher than normal rates to meet capital adequacy requirements. We cope with the effects of inflation by managing interest rate sensitivity gap position, by periodically reviewing and adjusting its pricing of services to consider current costs and by managing our level of income relative to our dividend payout policy.

Selected Ratios

The following table sets out certain ratios of the Company for the year ended December 31, 2004:

Net loss to:
Average stockholder’s equity	13.18%
Average assets	8.09%
Dividends to net income	-
Average equity to average assets	64.72%

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board and other standard setting or regulatory entities could have a material impact on our consolidated financial statements.

ITEM 7.	CONSOLIDATED FINANCIAL STATEMENTS

The Consolidated Financial Statements of the Company are incorporated herein by reference to Exhibit 13.1 of this Annual Report on Form 10-KSB for the year ended December 31, 2004.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Exchange Act, are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the chief executive officer and chief financial officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls are effective at a reasonable assurance level.

There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

There has been no occurrence requiring a response to this Item.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information regarding the directors and executive officers of the Company. All of the directors of the Company are also directors of the Bank. The Company, as the sole shareholder of the Bank, will nominate each director of the Company to serve as a director of the Bank at the Bank’s shareholders’ meeting. Directors of the Bank serve for a term of one year and are elected by the Company each year at the Bank’s annual meeting of shareholders. The Bank’s officers are appointed by and hold office at the will of its board of directors.

The following table sets forth for each director and executive officer of the Company: (1) his or her name and age at December 31, 2004; (2) the year he or she was first elected as a director of the Company; (3) his or her positions with the Company, other than as a director; and (4) his or her other business experience for the past five years.

Name (Age)	Director Since	Position with the Company And Business Experience

Gerald E. Lewis (60)	2004	Chief executive officer of the Company and the Bank; previously chief executive officer of American Trust Bank from 2001 until 2003; executive vice president and senior lender of Integrity Bank

W. Jerry Kennedy (67)	2004	President of the Company and the Bank; previous Division President and Commercial Lender at SunTrust Bank in Pelham, Georgia

Taylor D. Bankston (48)	2004	Office manager of Wind Gap Farms, a manufacturing facility for the pet food industry

Robert L. Bostick(1) (42)	2004	Managing partner of Bostick Nut Farmers, Inc. and Bostick Brothers Partnership, a pecan processing facility and peanut purchasing and handling of farmerstock peanut operation

Joe Bostick, Jr. (52)	2004	Chairman of the Company and the Bank; licensed real estate broker

Mark W. Briggs(2) (36)	2004	Co-owner of Camilla Auto Parts

Michael G. Briggs (40)	2004	Co-owner of Camilla Auto Parts

Brent W. Collins (41)	2004	Owner/operator of a local farming operation; treasurer of AMC Farms, Inc.; partner in ADBS Farms, a producer of cotton, corn and broilers

Robert W. Hutson, III (26)	2004	Manager of the sales, service and parts department of Robert Hutson Ford-Lincoln-Mercury and Hutson Motor Co. in Moultrie, Georgia

Phyllis P. Hydrick (57)	2004	Case manager/supervisor of the Albany Advocacy Resource Center in Albany, Georgia

Charles M. Jones, III (54)	2004
Chairman of the Board of Albany Bank & Trust, N.A. and its holding company; serves as CEO of Consolidated Loan and Mortgage Co. Mr. Jones also serves as a director of Community Capital Bancshares, Inc.

Tom S. Pinson, Sr. (33)	2004	Cotton marketing representative since 1997; licensed real estate appraiser

Jane W. Timmons (57)	--	Chief Financial Officer of the Company and the Bank; formerly head operations officer of the Bank of Camilla

Lee Williams (47)	2004	Owner of Lee H. Williams Construction Co., Inc.

Lawrence B. Willson (54)	2004	Vice President of Sunnyland Farms, Inc.; manager of Willson Farming Co. Mr. Willson also serves on the board of directors of Community Capital Bancshares, Inc.
______________
(1)	Mr. Bostick’s brother, Joe Bostick, Jr., also serves on the Company’s board of directors.
(2)	Mr. Briggs’ brother, Michael G. Briggs, also serves on the Company’s board of directors.

The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Exchange Act and is not subject to filings required by Section 16 of the Exchange Act.

Meetings and Committees of the Board

During the year ended December 31, 2004, the board of directors of the Company held 23 meetings and the board of directors of the Bank held 5 meetings. All incumbent directors attended at least 75% of the total number of meetings of the Company’s board of directors and committees of the board on which they serve.

Audit and Compliance Committee. The Board of Directors has established an Audit and Compliance Committee, which recommends to the Board of Directors the independent public accountants to be selected to audit the Company’s annual financial statements, evaluates internal accounting controls, reviews the adequacy of the internal audit budget, personnel and plan, and determines that all audits and exams required by law are performed fully, properly, and in a timely fashion. The Audit and Compliance Committee is also responsible for overseeing compliance with the Community Reinvestment Act. The Board of Directors has not adopted a written charter for the Audit Committee. During the fiscal year ended December 31, 2004, the Audit and Compliance Committee held 2 meetings.

The Audit and Compliance Committee members are Tom S. Pinson, Sr., Robert W. Hutson, III, Brent W. Collins, Lawrence B. Willson, Taylor D. Bankston and Michael G. Briggs. Although none of the Audit and Compliance Committee members meets the criteria specified under applicable SEC regulations to be considered an “audit committee financial expert,” the board believes that each has the financial knowledge, business experience and independent judgment necessary for service on the Audit and Compliance Committee.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive, financial and accounting officers. A copy of the code of ethics may be obtained, without charge, upon written request addressed to Flint River National Bank, 260 U.S. Highway 19 North, Camilla, Georgia 31730, Attention: Chief Financial Officer. The request may be delivered by letter to the address set forth above or by fax to the attention of the Company’s Chief Financial Officer at (229) 336-5666.

ITEM 10.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table. The following table presents the total compensation of the Company paid during fiscal years 2004 and 2003 to its chief executive officer and president. No other executive officer of the Company earned over $100,000 in salary and bonus during fiscal years 2004 and 2003.

		Annual Compensation						Long Term Compensation
Name and Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)		Number of Securities Underlying Options	All Other Compensation(1) ($)

Gerald E. Lewis Chief Executive Officer of the Company and the Bank	2004 2003	$ $	110,208 0	$ $	0 0	$ $	9,494(2) 0	0 0	$ $	0 0

W. Jerry Kennedy President of the Company and President and Chief Lending Officer of the Bank	2004 2003	$ $	94,882 66,000	$ $	0 0	$ $	9,892(2) 0	0 0	$ $	0 0

(1)
We have omitted information on “perks” and other personal benefits because the aggregate value of these items does not meet the minimum amount required for disclosure under the Securities and Exchange Commission’s regulations.

(2)	Consists of payments for insurance premiums pursuant to the terms of the executive’s employment agreement.

Employment Agreements.

Gerald E. Lewis. The Company entered into a three-year employment agreement with Gerald E. Lewis on December 17, 2003 regarding Mr. Lewis’ employment as our chief executive officer. Under the terms of the agreement, Mr. Lewis received an annual base salary of $100,000, which increased to $110,000 when preliminary charter approval was received, and $120,000 when the Bank opened for business. Since the opening of the Bank, Mr. Lewis has been eligible to receive annual bonus compensation in an amount determined at the discretion of the board of directors, although none was paid as of December 31, 2004.

Mr. Lewis’ agreement also provides that the Company grant him an incentive stock option to purchase up to 5% of the number of shares sold in the initial offering of the Company’s stock at an exercise price of $10.00 per share. The options will be subject to the terms and conditions of a separate stock option agreement.

The Company provides Mr. Lewis with an automobile of a make and model to be determined by the board of directors with a value not to exceed $25,000. The Company reimburses Mr. Lewis for expenses associated with the operation, maintenance and repair of the automobile. Mr. Lewis also receives health insurance coverage, life insurance with face value of $300,000, and reimbursement of reasonable (i) business expenses, (ii) dues and expenses associated with membership in trade and professional associations, and (iii) membership fees to a country club and a civic organization.

If either the Company or the Bank terminates Mr. Lewis’ employment without cause or if Mr. Lewis terminates for cause, Mr. Lewis is entitled to continuation of his base salary for 12 months. If, within six months of a change in control of the Company, Mr. Lewis terminates his employment for cause or the Company terminates his employment without cause, Mr. Lewis shall be entitled to receive a lump sum severance payment equal to the amount of his base salary payable over a period of six months and payable to him on the last day of the month following the effective date of the termination.

The agreement also generally provides that, during the term of Mr. Lewis’ employment and for a period of 12 months following the termination of his employment, he will neither compete with the Company or the Bank in the banking business nor solicit our customers or our employees.

W. Jerry Kennedy. The Company entered into a three-year employment agreement with W. Jerry Kennedy on September 8, 2003 regarding Mr. Kennedy’s employment as our president. Under the terms of the agreement, Mr. Kennedy received an annual base salary of $66,000, which increased to $80,500 when the Bank opened for business. Mr. Kennedy is eligible to receive annual bonus compensation in an amount determined at the discretion of the board of directors of up to 5% of the Bank’s pre-tax income.

Mr. Kennedy’s agreement also provides that the Company grant him an incentive stock option to purchase up to 5% of the number of shares sold in the initial offering of the Company’s stock at an exercise price of $10.00 per share. The options will be subject to the terms and conditions of a separate stock option agreement.

The Company provides Mr. Kennedy with an automobile of a make and model to be determined by the board of directors with a value not to exceed $25,000. Mr. Kennedy also receives health insurance coverage, life insurance coverage, and reimbursement of reasonable (i) business expenses, (ii) dues and expenses associated with membership in trade and professional associations, and (iii) membership fees to a country club and a civic organization.

If either the Company or the Bank terminates Mr. Kennedy’s employment without cause or if Mr. Kennedy terminates for cause, Mr. Lewis is entitled to continuation of his base salary for six months. If, within six months of a change in control of the Company, Mr. Kennedy terminates his employment for cause or the Company terminates his employment without cause, Mr. Kennedy shall be entitled to receive a lump sum severance payment equal to the amount of his base salary payable over a period equal to the greater of the remainder of the term of the agreement or six months following the effective date of the termination.

The agreement also generally provides that, during the term of Mr. Kennedy’s employment and for a period of 12 months following the termination of his employment, he will neither compete with the Company or the Bank in the banking business nor solicit our customers or our employees.

Director Compensation

Neither the Company nor the Bank will separately compensate its directors for their service as directors until the Bank earns a cumulative profit. Thereafter, the Bank will adopt compensatory policies for its directors that conform to applicable law.

Option Grants in Fiscal Year 2004

No options were granted to our named executive officers in fiscal year 2004.

Options Exercised in Fiscal Year 2004

No options were exercised by our named executive officers in fiscal year 2004.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of the Company’s common stock beneficially owned as of March 25, 2005 by (a) each executive officer and director of the Company; (b) all executive officers and directors, as a group; and (c) the shareholders owning more than 5% of the Company’s outstanding common stock. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares. The Company is unaware of any other shareholder owning more than 5% of the Company’s outstanding common stock. Additionally, the address of each person is 260 U.S. Highway 19 North, Camilla, Georgia 31730.

Information relating to beneficial ownership of the Company is based upon “beneficial ownership” concepts set forth in the rules promulgated under the Exchange Act. Under these rules a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of a security, or “investment power,” which includes the power to dispose or to direct the disposition of a security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days of the date of this Annual Report on Form 10-KSB.

Name	Number of Shares	Percent of Class	Nature of Beneficial Ownership

Gerald E. Lewis	10,100	1.6

W. Jerry Kennedy	1,000	*

Taylor D. Bankston	9,500	1.5

Robert L. Bostick	12,500	2.0

Joe Bostick, Jr.	15,000	2.4

Mark W. Briggs	6,250	1.0

Michael G. Briggs	6,250	1.0

Brent W. Collins	26,500	4.2	Includes 1,500 shares owned by Mr. Collins’ spouse.

Robert W. Hutson, III	10,000	1.6

Phyllis P. Hydrick	25,000	4.0

Charles M. Jones, III	8,500	1.4

Tom S. Pinson, Sr.	25,000	4.0

Lee Williams	33,500	5.3

Larry B. Willson	5,000	*

All directors and executive officers as a group (14 persons)	194,100	30.9
_______________________
*	Less than 1% of class

The following table sets forth information regarding the Company’s equity compensation plans under which shares of the Company’s common stock are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under the Plan (excludes outstanding options)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	182,500(1)	$ 10.00	0

Total	182,500	$ 10.00	0
______________________
(1)
Each of our organizing directors devoted substantial time and effort to the activities necessary to organize the Company and the Bank. Additionally, each of them agreed to guarantee indebtedness of the Company. In consideration of these efforts and in recognition of their financial risks, each of our organizing directors received a warrant to purchase a number of shares of common stock equal to the number of shares he or she purchased in the offering, up to an aggregate maximum of 182,500 shares.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our directors, officers and their affiliates, including members of their families or businesses and other organizations with which they are associated, make banking and other transactions in the ordinary course of business with the Bank. It is the policy of the Bank that any loans or other transactions with those persons or entities (a) are made in accordance with applicable law and the Bank’s lending policies, (b) are made on substantially the same terms, including price, interest rates and collateral, as those prevailing at the time for comparable transactions with other unrelated parties of similar standing, and (c) are not expected to involve more than the normal risk of collectibility or present other unfavorable features to the Company and the Bank. In addition, all transactions with our directors, officers and their affiliates are on terms no less favorable than could be obtained from an unaffiliated third party, and must be approved by a majority of our directors, including a majority of the directors who do not have an interest in the transaction.

In addition to the transactions in the ordinary course of business, we have entered into the following transactions with the directors indicated:

•
Lease of Space for Organization Office. Until we completed the purchase of our main office facility, we occupied an organizational office. We leased this office space from Pinson & Bankston, J.V., a joint venture of Michael L. Bankston and Tim Pinson. Ms. Bankston is the husband of Taylor D. Bankston, one of our organizers. Mr. Pinson is the brother of Tom S. Pinson, Sr., one of our organizers. The term of the lease was twelve months, from January to December 2003, with option for renewal for up to four additional twelve month periods. The monthly rental due under this lease was $800 per month. We vacated that space and moved into our existing quarters in July 2004. Due to the short term of the lease and the limited amount of the rent payments, the board determined that an independent appraisal was neither cost effective nor necessary for it to establish that the lease arrangement is on terms that are no less favorable than we could have obtained from an unrelated third party.

•
The Lee Williams Construction Company, performed the renovation of the existing bank building. Lee Williams is one of our directors and owns the Lee Williams Construction Company. The Board of Directors voted to award the contract for renovations to Williams Construction after sealed, written bids were received from four bona-fide bidders and Williams construction was the lowest bid. The bid process was supervised by the architect that drew the plans for the improvement of the building.

ITEM 13.	EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Articles of Incorporation€
3.2	Bylaws€
4.1	Specimen Common Stock Certificate€
4.2	See Exhibits 3.1, and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock
10.1	Agreement for the Sale and Purchase of Real Property by individuals listed on Exhibit A and CBG Group/Flint River National Bank and HeritageBank of the South dated December 18, 2002 €
10.2	Lease Agreement dated January 1, 2003 executed by and between Flint River National Bank, proposed and Pinson & Bankston, J.V. €
10.3	Form of Escrow Agreement by and between Flint River Bancshares, Inc. and Albany Bank & Trust, N.A. €
10.4	Promissory Note dated April 14, 2003 executed by Camilla Banking Group and accepted by Albany Bank & Trust, N.A. and form of Commercial Guaranty€
10.5	Form of Flint River Bancshares, Inc. Organizers’ Warrant Agreement€
10.6	Flint River Bancshares, Inc. 2003 Stock Incentive Plan*€
10.7	Employment Agreement dated as of December 17, 2003 by and between Flint River National Bank, Flint River Bancshares, Inc. and Gerald E. Lewis*
10.8	Employment Agreement dated as of September 8, 2003 by and between Flint River National Bank, Flint River Bancshares, Inc. and W. Jerry Kennedy*€
10.9	Addendum to Agreement for the Sale and Purchase of Real Property dated December 17, 2003@
10.10	Promissory Note dated November 12, 2003 executed by Camilla Banking Group and accepted by Albany Bank & Trust, N.A. and form of Commercial Guaranty@
21.1	Subsidiaries of Flint River Bancshares, Inc.
24.1	Power of Attorney (appears on the signature pages to the Annual Report on Form 10-KSB)
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350
99.1	Proxy Statement for 2005 Annual Meeting to be held May 17, 2005
_________________
*	Indicates a compensatory plan or contract.

€	Previously filed as an exhibit to the Registration Statement on Form SB-2 filed October 7, 2003 (Commission File No. 333-109524).

@	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form SB-2 filed March 19, 2004 (Commission File No. 333-109524.

(b) Reports on Form 8-K filed in the fourth quarter of 2004:  None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for the years ended December 31, 2004 and 2003 by Thigpen Jones & Seaton (“TJS”).

	2004	2003

Audit fees	$12,700	2,500
Audit-related fees
Tax fees
All other fees
Total Fees	$12,700	2,500

Audit Fees

Audit fees represent fees billed by TJS for professional services rendered in connection with the (1) audit of the Company’s annual financial statements for 2004 and 2003, and (2) review of the financial statements included in the Company’s quarterly filings on Form 10-QSB and annual filings on Form 10-KSB.

Audit-Related Fees

Please refer to the chart on the previous page.

Tax Fees

Tax fees represent the aggregate fees billed in each of the last two fiscal years for professional services rendered by TJS for tax compliance, tax advice and tax planning.

All Other Fees

Other fees during 2004 or 2003 were billed for outsourced internal audit procedures as pre-approved by the Audit and Compliance Committee.

The fees billed by TJS are pre-approved by the Audit and Compliance Committee of the Company in accordance with the policies and procedures for the Audit and Compliance Committee. The Audit and Compliance Committee pre-approves all audit and non-audit services provided by the Company’s independent auditors and may not engage the independent auditors to perform any prohibited non-audit services. For 2004, 100% of the fees incurred were pre-approved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLINT RIVER BANCSHARES, INC.

By:	/s/ Gerald E. Lewis
Gerald E. Lewis
Chief Executive Officer

Date:	April 14, 2005

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Gerald E. Lewis and W. Jerry Kennedy, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerald E. Lewis	Chief Executive Officer and Director	April 14, 2005
Gerald E. Lewis *
/s/ W. Jerry Kennedy	President and Director	April 14, 2005
W. Jerry Kennedy

/s/ Joe B. Bostick, Jr.	Chairman of the Board of Directors	April 14, 2005
Joe B. Bostick, Jr.

Signature	Title	Date

/s/ Taylor D. Bankston	Director	April 14, 2005
Taylor D. Bankston

/s/ Robert L. Bostick	Director	April 14, 2005
Robert L. Bostick

/s/ Mark Briggs	Director	April 14, 2005
Mark Briggs

/s/ Michael Briggs	Director	April 14, 2005
Michael Briggs

/s/ Brent Collins	Director	April 14, 2005
Brent Collins

/s/ Robert W. Huston, III	Director	April 14, 2005
Robert W. Huston, III

/s/ Phyllis P. Hydrick	Director	April 14, 2005
Phyllis P. Hydrick

/s/ Charles M. Jones, III	Director	April 14, 2005
Charles M. Jones, III

/s/ Tom Pinson	Director	April 14, 2005
Tom Pinson

/s/ Lee H. Williams	Director	April 14, 2005
Lee H. Williams

/s/ Lawrence B. Willson	Director	April 14, 2005
Lawrence B. Willson
_____________________________
*	Principal executive officer.

EXHIBIT INDEX

Number	Exhibit

3.1	Articles of Incorporation€
3.2	Bylaws€
4.1	Specimen Common Stock Certificate€
4.2	See Exhibits 3.1, and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock
10.1	Agreement for the Sale and Purchase of Real Property by individuals listed on Exhibit A and CBG Group/Flint River National Bank and HeritageBank of the South dated December 18, 2002 €
10.2	Lease Agreement dated January 1, 2003 executed by and between Flint River National Bank, proposed and Pinson & Bankston, J.V. €
10.3	Form of Escrow Agreement by and between Flint River Bancshares, Inc. and Albany Bank & Trust, N.A. €
10.4	Promissory Note dated April 14, 2003 executed by Camilla Banking Group and accepted by Albany Bank & Trust, N.A. and form of Commercial Guaranty€
10.5	Form of Flint River Bancshares, Inc. Organizers’ Warrant Agreement€
10.6	Flint River Bancshares, Inc. 2003 Stock Incentive Plan*€
10.7	Employment Agreement dated as of December 17, 2003 by and between Flint River National Bank, Flint River Bancshares, Inc. and Gerald E. Lewis*
10.8	Employment Agreement dated as of September 8, 2003 by and between Flint River National Bank, Flint River Bancshares, Inc. and W. Jerry Kennedy*€
10.9	Addendum to Agreement for the Sale and Purchase of Real Property dated December 17, 2003@
10.10	Promissory Note dated November 12, 2003 executed by Camilla Banking Group and accepted by Albany Bank & Trust, N.A. and form of Commercial Guaranty@
21.1	Subsidiaries of Flint River Bancshares, Inc.
24.1	Power of Attorney (appears on the signature pages to the Annual Report on Form 10-KSB)
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350
99.1	Proxy Statement for 2005 Annual Meeting to be held May 17, 2005
_________________
*	Indicates a compensatory plan or contract.

€	Previously filed as an exhibit to the Registration Statement on Form SB-2 filed October 7, 2003 (Commission File No. 333-109524).

@	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form SB-2 filed March 19, 2004 (Commission File No. 333-109524).