Form 10QSB
period 2005-03-31
FLINT RIVER BANCSHARES INC
filed 2005-06-07
CIK 1264756

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005

☐ Transition report under Section 13 or 15 (d) of the Exchange Act
For the transition period from            to

Commission file number 333-109524

FLINT RIVER BANCSHARES, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

GEORGIA	30-0205366
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

260 Hwy 19, North
Camilla, Georgia 31730
(Address of Principal Executive Offices)

(229) 336-5666
(Issuer’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock $1 par value, 627,737 shares outstanding at March 31, 2005.

Transitional Small Business Disclosure Format (check one):

Yes	No	☒

Flint River Bancshares, Inc.

The financial statements furnished have not been examined by independent Certified Public Accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

FLINT RIVER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2005 AND DECEMBER 31, 2004
(UNAUDITED)

Assets	March 31, 2005	December 31, 2004

Cash and due from banks	$440,518	$377,027
Federal funds sold	-	477,000
Total cash and cash equivalents	440,518	854,027

Securities available for sale, at fair value	1,828,376	1,936,156
Federal Reserve Bank stock, restricted, at cost	159,000	159,000
Federal Home Loan Bank stock, restricted, at cost	19,200	-

Loans, net of unearned income	9,635,045	4,935,848
Less - allowance for loan losses	(96,350)	(47,342)
Loans, net	9,538,695	4,888,506

Bank premises and equipment, net	1,539,317	1,506,183
Accrued interest receivable	83,361	65,262
Other assets	72,887	115,429
Total Assets	$13,681,354	$9,524,563

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing	$662,583	$296,829
Interest bearing	7,213,251	3,845,390
Total deposits	7,875,834	4,142,219

Federal funds purchased and securities sold under repurchase agreements	769,000	-
Accrued interest payable	7,688	3,030
Accrued expenses and other liabilities	19,516	146,945
Total liabilities	796,204	149,975

Shareholders' Equity:
Common stock, $1 par value, authorized 10,000,000 shares, issued and outstanding 627,737 shares	627,737	627,737
Paid-in capital surplus	5,649,633	5,649,633
Deficit accumulated during development stage	(365,022)	(365,022)
Accumulated deficit	(859,309)	(670,262)
Accumulated other comprehensive loss	(43,723)	(9,717)
Total shareholders' equity	5,009,316	5,232,369
Total Liabilities and Shareholders' Equity	$13,681,354	$9,524,63

FLINT RIVER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF LOSS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005
(UNAUDITED)

Interest and Dividend Income:
Interest and fees on loans	$117,352
Interest and dividends on securities:
Taxable income	23,591
Income on federal funds sold	5,835
Total interest and dividend income	146,778

Interest Expense:
Deposits	31,805
Other borrowed funds	88
Total interest expense	31,893

Net interest income before provision for loan losses	114,885
Less - provision for loan losses	49,008
Net interest income after provision for loan losses	65,877

Noninterest Income:
Service charges on deposit accounts	1,101
Other service charges, commissions and fees	282
Other income	5,883
Total noninterest income	7,266

Noninterest Expense:
Salaries	113,848
Employee benefits	30,183
Net occupancy expense	13,016
Equipment rental and depreciation of equipment	28,440
Other expenses	76,703
Total noninterest expense	262,190

Loss Before Income Taxes	(189,047)
Provision for income taxes	-
Net Loss	$(189,047)

Loss per share:
Basic	$(0.30)
Diluted	$(0.30)

FLINT RIVER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOW
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(189,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	49,008
Depreciation	17,652
Changes in accrued income and other assets	24,443
Changes in accrued expenses and other liabilities	(122,771)
Net cash used in operating activities	(220,715)

Cash Flows from Investing Activities:
Net change in loans to customers	(4,699,197)
Proceeds from paydowns of available for sale securities	73,774
Purchase of Federal Home Loan Bank stock	(19,200)
Property and equipment expenditures	(50,786)
Net cash used in investing activities	(4,695,409)

Cash Flows from Financing Activities:
Net change in deposits	3,733,615
Proceeds from federal funds purchased	769,000
Net cash provided by financing activities	4,502,615

Net Decrease in Cash and Cash Equivalents	(413,509)
Cash and Cash Equivalents, Beginning of Year	854,027
Cash and Cash Equivalents, End of Year	$440,518

FLINT RIVER BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

(2)	New and Pending Pronouncements

There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

(3)	Other Comprehensive Loss

During the three months ended March 31, 2005, the Company had unrealized holding losses on investment securities which were reported as comprehensive loss. An analysis of accumulated other comprehensive loss since December 31, 2004 is as follows:

Accumulated other comprehensive loss at December 31, 2004	$(9,717)
Other comprehensive loss, net of tax:
Change in unrealized loss on securities available for sale
net of deferred income tax expense of $-0-	(34,006)
Less - Reclassification adjustment for gains realized in net income	-
Accumulated other comprehensive loss at March 31, 2005	$(43,723)

FLINT RIVER BANCSHARES, INC.
Item 2 - Management’s Discussion and Analysis
For the Three Months Ended March 31, 2005

OVERVIEW

Flint River Bancshares, Inc. (the "Company") was incorporated on August 20, 2003 to serve as a holding company for Flint River National Bank, Camilla, Georgia (the "Bank"). During the organizational phase, the Company focused on obtaining a bank charter from the Office of the Comptroller of the Currency (the "OCC"), deposit insurance from the Federal Deposit Insurance Corporation (the "FDIC"), and on raising capital for the Bank in an initial public offering. After receiving regulatory approval from the OCC and the FDIC and closing the initial public offering, the Bank began operations on September 8, 2004.

FINANCIAL RESULTS

From the date of inception of December 2, 2002 to March 31, 2004, the Company had no significant operations. Accordingly, comparison of performance between March 31, 2004 and March 31, 2005 would provide no meaningful information. Thus, we will only discuss the financial results for the three month period ended March 31, 2005.

For the three-month period ended March 31, 2005, net loss amounted to ($189,047). The net loss consisted of expenses of $343,091 and revenues of $154,044. The largest expense is salaries and benefits in the amount of $144,031, representing 41.9% of total expenses. Other significant expenses were loan loss reserve contributions of $49,008, representing 14.2% of total expenses, occupancy and equipment expenses of $41,456 representing 12.0% and interest expenses of $31,893 representing 9.2% of total expenses. All other expenses including advertising and legal, consulting and regulatory fees amounted to $76,703 or 22.3% of total expenses.

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

FUNDING OF OPERATIONS AND LIQUIDITY

The Company's operations from January 1, 2005 through March 31, 2005 have been funded through the original capitalization, through the receipt of the deposits noted elsewhere in this report and from unsecured lines of credit available to it in the total amount of $3,750,000. At March 31, 2005, $769,000 was advanced against the lines of credit mentioned above.

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

FLINT RIVER BANCSHARES, INC.
Item 2 - Management’s Discussion and Analysis
For the Three Months Ended March 31, 2005

CAPITAL EXPENDITURES

The organizers initially purchased an existing 3,700 sq. ft. banking location on a one acre lot in Camilla, Georiga. The Bank’s staff has occupied the location. The facility has been expanded to a total size of 6,000 sq. ft. and the renovation was fully completed in January 2005.

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

FLINT RIVER BANCSHARES, INC.
Item 3 - Controls and Procedures
For the Three Months Ended March 31, 2005

At of the end of the period covered by this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures.” Disclosure controls and procedures, as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are reasonably effective.

There have been no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FLINT RIVER BANCSHARES, INC.
Part II - Other Information
For the Three Months Ended March 31, 2005

PART II: OTHER INFORMATION:
Item 1. Legal Proceedings

There are no material legal proceedings to which the Company is a party or of which their property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security-Holders

There were no matters submitted to security holders for a vote during the three months ended March 31, 2005.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 31.1 Certification of the Chief Executive Officer, Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 31.2 Certification of the Chief Financial Officer, Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 32.1 Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2 Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flint River Bancshares, Inc.
/s/ Gerald E. Lewis
Gerald E. Lewis
Chief Executive Officer

/s/ Jane W. Timmons
Jane W. Timmons
Chief Financial Officer

Date: June 3, 2005