Form 10QSB
period 2005-06-30
FLINT RIVER BANCSHARES INC
filed 2005-08-15
CIK 1264756

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $1.00 par value; 627,737 shares outstanding at June 30, 2005.

Transitional Small Business Disclosure Format (check one):

Yes ☐  No  ☒

Flint River Bancshares, Inc.

The financial statements furnished have not been examined by independent Certified Public Accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the six-month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

FLINT RIVER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
(UNAUDITED)

Assets	June 30, 2005	December 31, 2004

Cash and due from banks	$644,909	$377,027
Interest bearing deposits with banks	24,216	-
Federal funds sold	1,079,000	477,000
Total cash and cash equivalents	1,748,125	854,027

Securities available for sale, at fair value	1,774,362	1,936,156
Federal Reserve Bank stock, restricted, at cost	159,000	159,000
Federal Home Loan Bank stock, restricted, at cost	64,200	-

Loans, net of unearned income	11,273,289	4,935,848
Less - allowance for loan losses	(139,231)	(47,342)
Loans, net	11,134,058	4,888,506

Bank premises and equipment, net	1,516,372	1,506,183
Accrued interest receivable	146,477	65,262
Other assets	107,805	115,429
Total Assets	$16,650,399	$9,524,563

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing	$539,003	$296,829
Interest bearing	10,215,043	3,845,390
Total deposits	10,754,046	4,142,219

Federal funds purchased and securities
sold under repurchase agreements	-	-
FHLB Borrowing	1,000,000	-
Accrued interest payable	14,609	3,030
Accrued expenses and other liabilities	2,306	146,945
Total liabilities	11,770,961	4,292,194

Shareholders' Equity:
Common stock, $1 par value, authorized 10,000,000 shares,
issued and outstanding 632,237 shares	632,237	632,237
Paid-in capital surplus	5,645,133	5,645,133
Deficit accumulated during development stage	(365,022)	(365,022)
Accumulated deficit	(1,009,016)	(670,262)
Accumulated other comprehensive loss	(23,894)	(9,717)
Total shareholders' equity	4,879,438	5,232,369
Total Liabilities and Shareholders' Equity	$16,650,399	$9,524,563

FLINT RIVER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF LOSS
FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 2005
(UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Interest and Dividend Income:
Interest and fees on loans	$199,979	$317,331
Interest and dividends on securities:
Taxable income	18,247	41,838
Income on federal funds sold	2,623	8,458
Total interest and dividend income	220,849	367,627

Interest Expense:
Deposits	47,982	79,787
Other borrowed funds	7,013	7,101
Total interest expense	54,995	86,888

Net interest income before provision for loan losses	165,854	280,739
Less - provision for loan losses	44,110	93,118
Net interest income after provision for loan losses	209,964	187,621

Noninterest Income:
Service charges on deposit accounts	1,366	2,516
Other service charges, commissions and fees	223	505
Other income	7,890	13,724
Total noninterest income	9,479	16,745

Noninterest Expense:
Salaries	117,291	231,139
Employee benefits	33,158	63,341
Net occupancy expense	18,128	31,144
Equipment rental and depreciation of equipment	32,435	60,875
Other expenses	79,918	156,621
Total noninterest expense	280,930	543,120

Loss Before Income Taxes	(149,707)	(338,754)
Provision for income taxes	-	-
Net Loss	$(149,707)	$(338,754)

Loss per share:
Basic	$(0.24)	$(0.54)
Diluted	$(0.24)	$(0.54)

FLINT RIVER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(338,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	93,118
Depreciation	44,131
Changes in accrued income and other assets	(73,591)
Changes in accrued expenses and other liabilities	(133,060)
Net cash used in operating activities	(408,156)

Cash Flows from Investing Activities:
Net change in loans to customers	(6,338,670)
Proceeds from paydowns of available for sale securities	147,617
Purchase of Federal Home Loan Bank stock	(64,200)
Property and equipment expenditures	(54,320)
Net cash used in investing activities	(6,309,573)

Cash Flows from Financing Activities:
Net change in deposits	6,611,827
Proceeds from Federal Home Loan Bank borrowings	1,000,000
Proceeds from federal funds purchased	-
Net cash provided by financing activities	7,611,827

Net Decrease in Cash and Cash Equivalents	894,098
Cash and Cash Equivalents, Beginning of Year	854,027
Cash and Cash Equivalents, End of Year	$1,748,125

FLINT RIVER BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

(2)	New and Pending Pronouncements

There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

(3)	Other Comprehensive Loss

During the six months ended June 30, 2005, the Company had unrealized holding losses on investment securities which were reported as comprehensive loss. An analysis of accumulated other comprehensive loss since December 31, 2004 is as follows:

Accumulated other comprehensive loss at December 31, 2004	$(9,717)
Other Comprehensive loss, net of tax:
Change in unrealized loss on securities available for sale net of deferred income tax expense of $-0-	(14,177)
Less- Reclassification adjustment for gains realized in net income	-
Accumulated over comprehensive loss at June 30, 2005	$(23,894)

FLINT RIVER BANCSHARES, INC.
Item 2 - Management’s Discussion and Analysis

OVERVIEW

Flint River Bancshares, Inc. (the “Company”) was incorporated on December 2, 2002 to serve as a holding company for Flint River National Bank, Camilla, Georgia (the “Bank”). During the organizational phase, the Company focused on obtaining a bank charter from the Office of the Comptroller of the Currency (the “OCC”), deposit insurance from the Federal Deposit Insurance Corporation (the “FDIC”), and on raising capital for the Bank in an initial public offering. After receiving regulatory approval from the OCC and the FDIC and closing the initial public offering, the Bank began operations on September 8, 2004.

FINANCIAL RESULTS

From the date of inception of December 2, 2002 to June 30, 2004, the Company had no significant operations. Accordingly, comparison of performance between June 30, 2004 and June 30, 2005 would provide no meaningful information. Thus, we will only discuss the financial results for the three month period ended June 30, 2005.

For the six-month period ended June 30, 2005, net loss amounted to ($338,754). The net loss resulted from expenses of $723,126 compared to revenues of $384,372. The largest expense is salaries and benefits in the amount of $294,480, representing 40.7% of total expenses. Other significant expenses were loan loss reserve contributions of $93,118, representing 12.9% of total expenses; occupancy and equipment expenses of $92,019, representing 12.7%; and interest expenses of $86,888, representing 12.0% of total expenses. All other expenses, including advertising and legal, consulting and regulatory fees, amounted to $156,621, or 21.7% of total expenses.

The Bank’s operations will depend substantially on its net interest income, which is the difference between the interest income earned on its loans and other assets and the interest expense paid on its deposits and other borrowings. This difference is largely affected by changes in market interest rates, credit policies of monetary authorities, and other local, national or international economic factors which are beyond the Bank’s ability to predict or control. Large changes in interest rates the Bank pays on deposits and other borrowings, or charges on loans, may decrease or eliminate the Bank’s profitability.

FUNDING OF OPERATIONS AND LIQUIDITY

The Company’s operations from January 1, 2005 through June 30, 2005 have been funded through the original capitalization, through the receipt of the deposits noted elsewhere in this report, and from unsecured lines of credit available to it in the total amount of $3,750,000. At June 30, 2005, there were no funds advanced against the lines of credit mentioned above.

In April 2005, the Bank borrowed $1,000,000 from the Federal Home Loan Bank of Atlanta (the “FHLB”). This advance is collateralized by securities that the Bank owns. At June 30, 2005, the FHLB advance had a balance of $1,000,000. This advance is at a rate of 3.53% and matures on October 19, 2005.

FLINT RIVER BANCSHARES, INC.
Item 2 - Management’s Discussion and Analysis

We believe that the proceeds raised during our initial public offering will provide sufficient capital to support the growth of both the Company and the Bank for at least 24 months from the date the Bank opened for business.

CAPITAL EXPENDITURES

The organizers initially purchased an existing 3,700-square-foot banking location on a one-acre lot in Camilla, Georgia. The facility has been expanded to a total size of 6,000 square feet and the renovation was fully completed in January 2005.

ADVISORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report on Form 10-QSB that are not historical facts are forward looking statements relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management.

The Company cautions readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company’s management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations.

The Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the SEC, including the “Risk Factors” section of the Company’s Registration Statement (Registration No. 333-109524) as filed with the SEC and declared effective on April 14, 2004.

FLINT RIVER BANCSHARES, INC.
Item 3 - Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures, as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, are procedures that are designed with the objective of ensuring that the information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There have been no changes in our internal controls over financial reporting during our first or second fiscal quarters that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FLINT RIVER BANCSHARES, INC.
Part II - Other Information

Item 1.	Legal Proceedings

There are no material legal proceedings to which the Company is a party or of which their property is the subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security-Holders

We held our Annual Meeting of Shareholders on May 17, 2005. Total shares outstanding amounted to 627,737. A total of 373,715 shares (59.5%) were represented by shareholders in attendance or by proxy.

The shareholders approved the Flint River Bancshares, Inc. 2004 Stock Incentive Plan by the following vote:

For	Against	Withheld
366,515	3,000	4,200

The directors below were elected by the following vote to serve staggered terms expiring at the 2006, 2007 and 2008 annual meetings, respectively, and upon the election and qualification of their successors:

	For	Against	Withheld

Class I Directors - Term Expiring 2006
Taylor D. Bankston	373,715	0	0
Robert L. Bostick	373,715	0	0
Joe Bostick, Jr	373,715	0	0
Mark W. Briggs	373,715	0	0
Michael G. Briggs	373,715	0	0

Class II Directors - Term Expiring 2007
Brent W. Collins	373,715	0	0
Robert W. Hutson, III	373,715	0	0
Phyllis P. Hydrick	373,715	0	0
Charles M. Jones, III	373,715	0	0
W. Jerry Kennedy	373,715	0	0

Class III Directors - Term Expiring 2008
Gerald E. Lewis	373,715	0	0
Tom S. Pinson, Sr.	373,715	0	0
Lee Williams	373,715	0	0
Lawrence B. Willson	373,715	0	0

FLINT RIVER BANCSHARES, INC.
Part II - Other Information

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer, Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of the Chief Financial Officer, Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flint River Bancshares, Inc.
/s/ Gerald E. Lewis
Gerald E. Lewis
Chief Executive Officer

/s/ Jane W. Timmons
Jane W. Timmons
Chief Financial Officer

Date: August 15, 2005