Form 10QSB
period 2005-09-30
FLINT RIVER BANCSHARES INC
filed 2005-11-14
CIK 1264756

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

☐	Transition report under Section 13 or 15 (d) of the Exchange Act
For the transition period from ___________ to ___________

Commission file number 333-109524

FLINT RIVER BANCSHARES, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

GEORGIA	30-0205366
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☒  No ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock $1 par value, 627,737 shares outstanding at September 30, 2005.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

Flint River Bancshares, Inc.

The financial statements furnished have not been examined by independent Certified Public Accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the nine-month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Index

FLINT RIVER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

	(UNAUDITED)	(AUDITED)
Assets	September 30, 2005	December 31, 2004

Cash and due from banks	$1,205	$377,027
Interest bearing deposits with banks	103,265	-
Federal funds sold	1,139,000	477,000
Total cash and cash equivalents	1,243,470	854,027

Securities available for sale, at fair value	2,138,562	1,936,156
Federal Reserve Bank stock, restricted, at cost	159,000	159,000
Federal Home Loan Bank stock, restricted, at cost	64,200	-

Loans, net of unearned income	13,877,570	4,935,848
Less - allowance for loan losses	(171,240)	(47,342)
Loans, net	13,706,330	4,888,506

Bank premises and equipment, net	1,522,104	1,506,183
Accrued interest receivable	201,919	65,262
Other assets	181,439	115,429
Total Assets	$19,217,024	$9,524,563

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing	$2,094,600	$465,549
Interest bearing	11,272,638	3,676,670
Total deposits	13,367,238	4,142,219

FHLB Borrowing	1,000,000	-
Accrued interest payable	16,523	3,030
Accrued expenses and other liabilities	119,390	146,945
Total liabilities	14,503,151	4,292,194

Shareholders' Equity:
Common stock, $1 par value, authorized 10,000,000 shares, issued and outstanding 627,237 shares	627,737	627,737
Paid-in capital surplus	5,649,633	5,649,633
Deficit accumulated during development stage	(365,022)	(365,022)
Accumulated deficit	(1,154,590)	(670,262)
Accumulated other comprehensive loss	(43,885)	(9,717)
Total shareholders' equity	4,713,873	5,232,369
Total Liabilities and Shareholders' Equity	$19,217,024	$9,524,563

Index

FLINT RIVER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF LOSS
FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30, 2005
Interest and Dividend Income:	2005	2004	2005	2004
Interest and fees on loans	$237,584	$59,162	$554,915	$59,162
Interest and dividends on securities:
Taxable income	27,292	1,000	69,130	1,000
Income on federal funds sold	2,369	1,745	10,827	1,745
Other interest income	-	14,659	-	14,659
Total interest and dividend income	267,245	76,556	634,872	76,566

Interest Expense:
Deposits	78,136	1,079	157,923	1,079
Other borrowed funds	13,481	23,587	20,582	23,587
Total interest expense	91,617	24,666	178,505	24,666

Net interest income before provision for loan losses	175,628	51,900	456,367	51,900
Less - provision for loan losses	33,415	27,569	126,603	27,569
Net interest income after provision for loan losses	209,115	24,331	329,764	24,331

Noninterest Income:
Service charges on deposit accounts	13,423	36	28,938	36
Other service charges, commissions and fees	742	-	1,247	-
Other income	142	6,163	867	6,163
Total noninterest income	14,307	6,199	31,052	6,199

Noninterest Expense:
Salaries	117,462	230,906	348,601	230,906
Employee benefits	28,530	30,136	91,871	30,136
Net occupancy expense	20,340	5,065	51,484	5,065
Equipment rental and depreciation of equipment	40,581	15,311	101,456	15,311
Other expenses	95,111	162,810	251,732	162,810
Total noninterest expense	302,024	444,228	845,144	444,228

Loss Before Income Taxes	(145,574)	(413,698)	(484,328)	(413,698)
Provision for income taxes	-	-	-	-
Net Loss	$(145,574)	$(413,698)	$(484,328)	$(413,698)

Loss per share:
Basic	$(0.23)	$(0.66)	$(0.77)	$(0.66)
Diluted	$(0.23)	$(0.66)	$(0.77)	$(0.66)

Index

FLINT RIVER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(484,328)	$(413,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	126,603	27,569
Depreciation	70,609	-
Changes in accrued income and other assets	(202,667)	(134,538)
Changes in accrued expenses and other liabilities	(14,062)	8,832
Net cash used in operating activities	(503,845)	(511,835)

Cash Flows from Investing Activities:
Net change in loans to customers	(8,944,427)	(2,756,926)
Purchase of available for sale securities	(496,797)	(1,016,562)
Proceeds from paydowns of available for sale securities	260,223	-
Purchase of Federal Home Loan Bank stock	(64,200)	(159,000)
Property and equipment expenditures	(86,530)	(1,051,482)
Net cash used in investing activities	(9,331,731)	(4,983,970)

Cash Flows from Financing Activities:
Net change in deposits	9,225,019	1,490,966
Proceeds from Federal Home Loan Bank borrowings	1,000,000	-
Proceeds from issuance of short-term debt	-	147,000
Proceeds from issuance of long-term debt	-	1,589,198
Principle payments on short-term debt	-	(539,000)
Principle payments on long-term debt	-	(1,589,198)
Proceeds from issuance of common stock	-	6,272,370
Net cash provided by financing activities	10,225,019	7,371,336

Net Decrease in Cash and Cash Equivalents	389,443	1,875,531
Cash and Cash Equivalents, Beginning of Year	854,027	550
Cash and Cash Equivalents, End of Period	$1,243,470	$1,876,081

Index

FLINT RIVER BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

(2)	New and Pending Pronouncements

There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

(3)	Other Comprehensive Loss

During the nine months ended September 30, 2005, the Company had unrealized holding losses on investment securities which were reported as comprehensive loss. An analysis of accumulated other comprehensive loss since December 31, 2004 is as follows:

Accumulated other comprehensive loss at December 31, 2004	$(9,717)
Other comprehensive loss, net of tax:
Change in unrealized loss on securities available for sale net of deferred income tax expense of $-0-	(34,168)
Less - Reclassification adjustment for gains realized in net income	-
Accumulated other comprehensive loss at September 30, 2005	$(43,885)

(4)	Stock-Based Compensation

The Bank sponsors stock-based compensation plans. The Bank accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income or loss, as all options granted under those plans has an exercise price equal to the market value of the underlying common stock on the date of grant. Stock options issued under the Corporation’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25, no compensation cost is recognized for them.

Index

FLINT RIVER BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the status of the Company’s stock option plan as of September 30, 2005 is presented below:

	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	-	$-
Granted	100,000	10.00
Exercised	-	-
Forfeited	-	-
Outstanding at end of period	100,000	$10.00
Options exercisable at period-end	33,333	$10.00

Weighted-average fair value of options granted during the year	$-

Index

FLINT RIVER BANCSHARES, INC.
Item 2 - Management’s Discussion and Analysis
For Nine Months Ended September 30, 2005

OVERVIEW

Flint River Bancshares, Inc. (the "Company") was incorporated on December 2, 2002 to serve as a holding company for Flint River National Bank, Camilla, Georgia (the "Bank”). During the organizational phase, the Company focused on obtaining a bank charter from the Office of the Comptroller of the Currency (the "OCC"), deposit insurance from the Federal Deposit Insurance Corporation (the "FDIC"), and on raising capital for the Bank in an initial public offering. After receiving regulatory approval from the OCC and the FDIC and closing the initial public offering, the Bank began operations on September 8, 2004.

FINANCIAL RESULTS

During the quarter ended September 30, 2004, the Company was open for business for only 22 days. For the three-month period ended September 30, 2005, the Bank had a net loss of ($145,574) or ($0.23) per share as compared to a net loss of ($413,698) for the three months ended September 30, 2004. Net interest income was $175,628 for the three months ended September 30, 2005 as compared to a net interest income of $51,900 for the three months ended September 30, 2004.

For the nine-month period ended September 30, 2005, net loss amounted to ($484,328). The net loss consisted of expenses of $1,150,252 and revenues of $665,924. The largest expense is salaries and benefits in the amount of $440,472, representing 38.3% of total expenses. Other significant expenses were loan loss reserve contributions of $126,603, representing 11.0% of total expenses, occupancy and equipment expenses of $152,940 representing 13.3% and interest expenses of $178,505 representing 15.5% of total expenses. All other expenses including advertising and legal, consulting and regulatory fees amounted to $251,732 or 21.9% of total expenses.

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

FUNDING OF OPERATIONS AND LIQUIDITY

The Company's operations from January 1, 2005 through September 30, 2005 have been funded through the original capitalization, through the receipt of the deposits noted elsewhere in this report and from unsecured lines of credit available to it in the total amount of $3,750,000. At September 30, 2005, there were no amounts advanced against the lines of credit mentioned above.

The Bank also had a $1,000,000 secured line of credit at the Federal Home Loan Bank of Atlanta as of September 30, 2005. That loan was fully advanced as of that Date.

The Company believes that the proceeds it raised during the initial public offering will provide sufficient capital to support the growth of both the Company and the Bank for their initial years of operations. The Company does not anticipate that it will need to raise additional funds required to operate its business or that of the Bank over the initial twenty-four months after the close of the initial public offering; all anticipated material expenditures during that period are expected to be provided for out of the proceeds of the Company's initial public offering.

Index

FLINT RIVER BANCSHARES, INC.
Item 2 - Management’s Discussion and Analysis
For Nine Months Ended September 30, 2005

CAPITAL EXPENDITURES

The organizers initially purchased an existing 3,700 sq. ft. banking location on a one acre lot in Camilla, Georgia. The Bank’s staff has occupied the location. The facility has been expanded to a total size of 6,000 sq. ft. and the renovation was fully completed in January 2005.

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

Index

FLINT RIVER BANCSHARES, INC.
Item 3 - Controls and Procedures
For the Nine Months Ended September 30, 2005

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

There have been no changes in our internal controls over financial reporting during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

FLINT RIVER BANCSHARES, INC.
Part II - Other Information
For the Quarter Ended September 30, 2005

PART II: OTHER INFORMATION:

Item 1. Legal Proceedings

There are no material legal proceedings to which the Company is a party or of which their property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security-Holders

There were no matters submitted to security holders for a vote during the three months ended September 30, 2005.

Item 5. Other Information

None

Item 6. Exhibits.

Exhibit 31.1Certification of the Chief Executive Officer, Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 31.2 Certification of the Chief Financial Officer, Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 32.1Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350.

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

Date: November 14, 2005